Form 10-Q
period 1996-10-27
AMERICAN SKIING CO
filed 1997-01-10
CIK 1019293

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTER ENDED OCTOBER 27, 1996

                     _____________________________

                    Commission File Number 333-9763
                     _____________________________

                        American Skiing Company
         (Exact name of registrant as specified in its charter)

     Maine                                   01-0503382
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


P.O. Box 450
Bethel, Maine                                   04217
(Address of principal executive office)      (Zip Code)


                             (207) 824-5196
          (Registrant's telephone number, including area code)

                             NOT APPLICABLE
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicated by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [ ]   No [X]

     The number of shares outstanding of each of the issuer's classes of common stock was 978,300 shares of common stock $.01 par value outstanding as at October 27, 1996.


                American Skiing Company and Subsidiaries


                           Table of Contents

Part I - Financial Information.....................1

Item 1 Financial Statements .......................1

     Condensed Consolidated Statement of Operations
     (Unaudited) for Three Months Ended
     October 27, 1996 and October 29, 1995.........1

     Condensed Consolidated Balance Sheet
     (Unaudited) as of October 27, 1996 and
     October 29, 1995..............................3

     Condensed Consolidated Balance Sheet
     (Unaudited) as of October 27, 1996 and
     July 28, 1996.................................5

     Condensed Consolidated Statement of Cash Flows
     (Unaudited) for Three Months Ended
     October 27, 1996 and October 29, 1995.........7


Notes to (Unaudited) Condensed Consolidated
Financial Statements...............................9

Item 2 Management's Discussion and Analysis
of Financial Condition and Results of
Operation.........................................11

General...........................................11

Liquidity and Capital Resources...................11

Changes in Results of Operations..................12

Changes in Financial Condition....................13

Part II Other Information.........................18

Item 6 Exhibits...................................19

                American Skiing Company and Subsidiaries


                     Part I - Financial Information
                                 Item 1
                          Financial Statements

This Form 10-Q is filed by the American Skiing Company for itself and its following wholly-owned subsidiaries:

Sunday River Skiway Corporation         Sunday River, Ltd.
Sunday River Transportation             Perfect Turn, Inc.
LBO Holding, Inc.                       Sugarbush Resort Holdings, Inc.
Mountain Wastewater Treatment, Inc.     Sugarbush Leasing Company
Sugarbush Restaurants, Inc.             Cranmore, Inc.
LBO Hotel Co.                           S-K-I Limited
Killington, Ltd.                        Mount Snow, Ltd.
Waterville Valley Ski Area, Ltd.        Sugarloaf Mountain Corporation
Killington Restaurants, Inc.            Dover Restaurants, Inc.
Resort Technologies, Inc.               Resort Software Services, Inc.
Mountainside                            Sugartech
Deerfield Operating Company             Pico Ski Area Management Company.

     As used herein the term the "Company" means and refers to American Skiing Company and the subsidiary registrants listed above on a consolidated basis.


             Condensed Consolidated Statement of Operations

                           For the three Months Ended
                        October 27, 1996 October 29, 1995
                           (Unaudited)      (Unaudited)
Revenues

Skiing, lodging and
other operations              $11,541,000       $4,490,000

Real Estate                     1,569,000          387,000

Total Revenues                 13,110,000        4,877,000

Expenses

 Cost of Operations            15,990,000        4,431,000

 Real Estate & Payroll
 Taxes                          1,755,000          369,000

 Utilities                      1,334,000          360,000

 Insurance                      1,272,000          416,000

 S. G. & A.                     5,405,000        2,537,000

 Depreciation &
 Amortization                   1,527,000          327,000

Total Operating
Expenses                       27,283,000        8,440,000

                American Skiing Company and Subsidiaries



Loss From Operations         (14,173,000)      (3,563,000)

 Interest                       7,593,000          670,000

Net Loss before
provision for income
taxes                        (21,766,000)      (4,233,000)

Provision for Income
Taxes (benefit)               (8,271,000)        (119,000)


Net Loss                     (13,495,000)      (4,114,000)


Net income per common
share (note 5)                    (13.79)



Retained Earnings,
beginning of the period        18,131,000       28,726,000

Subtract: Distributions         -                (342,000)

Subtract: Net
Loss                         (13,495,000)      (4,114,000)

Retained earnings, end
of period                       4,636,000       24,270,000




See accompanying Notes to (Unaudited) Condensed
Consolidated Financial Statements.

                American Skiing Company and Subsidiaries


                  Condensed Consolidated Balance Sheet


                            October 27, 1996  October 29, 1995
                               (Unaudited)      (Unaudited)


ASSETS

Current Assets
     Cash and Short-term
     Investments             $       3,889,000     $1,643,000

     Investment held in
     escrow                         14,674,000              -

     Accounts
     Receivable                      2,387,000      1,554,000

     Income Taxes
     Receivable                      8,366,000        119,000

     Inventories                     5,587,000      1,868,000

     Assets Held for Resale         14,921,000              -

     Prepaid
     Expenses                        3,828,000      1,198,000

     Other Current
     Assets                          2,890,000         91,000


Total Current Assets                56,542,000      6,473,000


     Property and
     Equipment, net                233,582,000     72,043,000

     Long term Investment            4,841,000        953,000

     Goodwill                        6,498,000              -

     Prepaid Loan
     Fees                            7,647,000              -



     Other Assets                    6,651,000      4,060,000

TOTAL ASSETS                       315,761,000     83,529,000



See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.

                American Skiing Company and Subsidiaries


                  Condensed Consolidated Balance Sheet

                         October 27, 1996    October 29, 1995
                            (Unaudited)        (Unaudited)

LIABILITIES & STOCKHOLDERS EQUITY
Current
Liabilities
  Current portion of
  Long-term Debt              $ 34,671,000        $   2,042,000

  Accounts Payable and
  accrued expenses              16,547,000            5,153,000

  Federal Income Tax
  Payable                          630,000              303,000

  Due to Shareholder             4,754,000                    -

  Deposits and other
  Unearned Revenue              14,977,000            3,132,000

  Accrued Interest               4,708,000                    -

  Other Accrued Expenses         5,240,000            4,200,000


Total Current
Liabilities                     81,527,000           14,830,000


  Long-Term Debt               189,152,000           42,651,000

  Deferred Income Taxes -
  Long-term                     31,310,000                    -

  Other Long-Term
  Liabilities                    5,364,000                    -

TOTAL LIABILITIES              307,353,000           57,481,000

Stockholders'
Equity

  Common Stock                      10,000              118,000

  Paid In Capital                3,762,000            1,660,000

  Retained Earnings              4,636,000           24,270,000

Total Equity                     8,408,000           26,048,000


TOTAL LIABILITIES AND
EQUITY                    $    315,761,000     $     83,529,000



See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.

                American Skiing Company and Subsidiaries


                  Condensed Consolidated Balance Sheet


                                October 27, 1996  July 28, 1996
                                   (Unaudited)


ASSETS

Current Assets
   Cash and Short-term
   Investments                     $    3,889,000     $4,087,000

   Investments Held in Escrow          14,674,000     14,497,000

   Accounts
   Receivable                           2,387,000      2,458,000

   Income Taxes Receivable              8,366,000              -

   Inventories                          5,587,000      5,025,000

   Assets Held for Resale              14,921,000     14,921,000

   Prepaid Expenses                     3,828,000      3,371,000

   Other Current
   Assets                               2,890,000      2,975,000

Total Current Assets                   56,542,000     47,334,000


   Property and Equipment, net        233,582,000    227,470,000

   Long Term Investments                4,841,000      4,343,000

   Goodwill                             6,498,000      6,540,000

   Prepaid Loan Fees                    7,647,000      7,911,000

   Other Assets                         6,651,000      5,134,000

TOTAL ASSETS                      $   315,761,000  $ 298,732,000

                American Skiing Company and Subsidiaries


                  Condensed Consolidated Balance Sheet

                                 October 27,1996    July 28, 1996
                                  (Unaudited)

LIABILITIES & STOCKHOLDERS
EQUITY

Current Liabilities

 Current portion of Long-term
 Debt                             $ 34,671,000 $ 22,893,000

 Accounts Payable                   16,547,000   13,406,000

 Federal Income Tax Payable            630,000      671,000

 Due to Stockholder                  4,754,000    5,375,000

 Deposits and other Unearned
 Revenue                            14,977,000    3,541,000

 Accrued Interest                    4,708,000    1,491,000

 Other Accrued Expenses              5,240,000    1,660,000

 Total Current Liabilities           81,527,000   49,037,000

 Long-Term Debt                    189,152,000  187,827,000

 Deferred Income Taxes - Long-
 term                               31,310,000   30,695,000

 Minority Interest                           -    2,492,000

 Other Long-Term Liabilities         5,364,000    6,778,000


TOTAL LIABILITIES                  307,353,000  276,829,000

Stockholders'
Equity

 Common Stock                           10,000       10,000

 Paid In Capital                     3,762,000    3,762,000

 Retained Earnings                   4,636,000   18,131,000

Total Equity                         8,408,000   21,903,000

TOTAL LIABILITIES AND EQUITY     $ 315,761,000 $298,732,000




See accompanying Notes to (Unaudited) Condensed
Consolidated Financial Statements.

                American Skiing Company and Subsidiaries


             Condensed Consolidated Statement of Cash Flows

                                               For the Three Months Ended
                                            October 27, 1996 October 29, 1995
Cash flows from operating activities:         (Unaudited)      (Unaudited)

Net Income (Loss)                            $  (13,495,000) $    (4,114,000)

Non-cash items included in net income (loss)
depreciation and amortization                      1,527,000          327,000

Deferred Income taxes                                615,000                -

Cash flows from operating activities before
changes in assets and liabilities                (11,353,000)      (3,787,000)

Change in assets and liabilities

Decrease (Increase)  in investments held in
escrow                                             (177,000)                -

Decrease (Increase)  in Accounts Receivable          71,000          147,000

Decrease (Increase) in Income Taxes
Receivable                                       (8,366,000)                -

Decrease (Increase) in inventories                 (562,000)        (487,000)

Decrease (Increase) in assets held for
resale                                                              (166,000)

Decrease (Increase)  in prepaid expenses           (457,000)        (628,000)

Decrease (Increase) in other current assets          85,000                -

Decrease (Increase) in Other Assets                 904,000                -

Increase (Decrease) accounts payable               3,141,000        1,143,000

Increase (Decrease)  income taxes payable            (41,000)        (443,000)

Increase (Decrease) in deposits and
unearned revenue                                  11,436,000        2,595,000

Increase (Decrease) in other accrued
Interest                                           3,217,000                -

Increase (Decrease) in other accrued
expenses                                           3,580,000        2,617,000

Cash flow provided by operating
activities after change in assets
and liabilities                                    1,478,000          991,000

                American Skiing Company and Subsidiaries



Cash flows from investing activities:


Additions to Property and Equipment              (7,333,000)      (8,793,000)

Additions to Assets held for resale              (2,421,000)      (1,523,000)

Purchase of ski resort minority interest         (2,492,000)                -

Purchase of long term investments                  (498,000)                -

Other                                                                   2,000


Net cash provided (Used) for investing
activities                                      (12,744,000)     (10,314,000)

Cash flows from financing activities:


Reductions in Note payable to Shareholder          (621,000)                -

Distributions to Shareholder                               -        (342,000)

Additions to long term debt                       11,689,000        9,637,000

Net cash provided (used) for in financing
activities                                        11,068,000        9,295,000

Net increase (decrease) in cash and short
term investments                                   (198,000)         (28,000)

Cash and short term investments at
beginning of year                                  4,087,000        1,671,000

Cash and short term investments at end of
period                                            $3,889,000       $1,643,000



See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.

                American Skiing Company and Subsidiaries


Notes to (Unaudited) Condensed Consolidated Financial Statements

     1. General. In the opinion of the Company the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 27, 1996, July 28, 1996, and October 29, 1995, the results of operations for the three months ended October 27, 1996 and October 29, 1995, and statement of cash flows for the three months ended October 27, 1996 and October 29, 1995. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the Amendment No. 2 to S-4 filed with the Securities and Exchange Commission November 22, 1996.

     2. Acquisition of S-K-I. On June 28, 1996, the Company acquired S-K-I Limited, including all its subsidiaries (the "S-K-I Group"), for a total purchase price, including direct costs, of $104.6 million plus liabilities assumed (excluding deferred taxes) of $58.5 million for all of the shares outstanding of S-K-I Limited common stock (the "Acquisition"). Pursuant to the transaction, S-K-I Limited became a wholly-owned subsidiary of the Company. The acquisition was accounted for using the purchase accounting method. The consolidated financial statements contained herein reflect the results of operations of the acquired S-K-I Group subsequent to June 28, 1996 and include the balance sheet accounts of the acquired S-K-I Group at July 28, 1996, and October 27, 1996.

     The purchase price was allocated to the fair value of S-K-I
Limited's assets and liabilities at the date of acquisition as follows:

                                          Fair Value of Net
                                          Assets Required
Cash                                              $7,540,000
Accounts Receivable, net                           1,625,000
Inventory                                          3,271,000
Prepaid expenses                                   2,153,000
Property and equipment, net                      163,745,000
Long-term investments                              3,893,000
Goodwill                                           6,554,000
                                                   2,156,000
Other assets
                                                $190,937,000
  Total Assets

Accounts payable and accrued expenses          $(16,567,000)
Other liabilities                                (5,301,000)
Minority interest                                (2,600,000)
Debt acquired                                   (34,029,000)
                                                (27,820,000)
Deferred income taxes
                                               $(86,317,000)
Total liabilities
                                                $104,620,000
Total

                American Skiing Company and Subsidiaries




Concurrent with the closing of the Acquisition, the stockholder contributed all of his outstanding capital stock of the corporations comprising the Sunday River, Sugarbush, Attitash/Bear Peak and Mt. Cranmore resorts to the Company.

     As of the date of the Acquisition S-K-I Limited owned 51% of the outstanding stock of Sugarloaf Mountain Corporation ("Sugarloaf"). On August 30, 1996, the Company purchased the remaining 49% minority interest in Sugarloaf for $2.0 million cash and payment of a $600,000 prepayment penalty related to certain indebtedness of Sugarloaf. Up to $1 million additional purchase price may be paid pursuant to an earnings based formula covering the period from August 31, 1996 through November 30, 2002.

     On November 27, 1996, pursuant to a consent decree with the United States Department of Justice ("DOJ"), the Company divested the Waterville Valley and Mt. Cranmore resorts through an asset sale generating a purchase price of $17,500,000, with $14,750,000 paid in cash at closing and $2,750,000 paid by a note from the purchaser. The assets held for sale of the Mt. Cranmore resort included in the accompanying consolidated balance sheet as of July 28, 1996 are approximately $4.4 million and the net income for the year ended July 28, 1996 of the Mt. Cranmore resort included in the accompanying consolidated statement of operations is approximately $251,000. The assets held for sale of the Waterville Valley resort included in the accompanying consolidated balance sheet as of July 28, 1996 are approximately $12.3 million and the net loss for the period June 28 through July 28, 1996 of the Waterville Valley resort included in the accompanying consolidated statement of operations is approximately $269,000.

     3. Income Taxes. The provision for taxes on income is based on a projected annual effective tax rate of 38%. Deferred income taxes include the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

     4. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business which is ownership and operation of ski resorts.

     5. Net Income per Common Share. Net income per common share figures are based on the average shares outstanding during the first quarter of fiscal 1997 of 978,300. Prior to June 28, 1996 all of the Company's outstanding common stock was owned by the same individual, and accordingly earnings per share has not been presented for the three months ended October 29, 1995.

     6. Acquisitions. The Company purchased the Pico Ski Mountain Resort on December 9, 1996. This resort is located in Sherburne, Vermont

                American Skiing Company and Subsidiaries


in close proximity to the Killington resort. The purchase price of the resort was $2,909,000 in cash and $1,626,000 present value of contingent liabilities based upon the occurrence of certain future events relating to the development and growth of the resort.

                                 Item 2
            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


                                 General


     Set forth below is management's discussion and analysis of (i ) the liquidity and capital resources of the Company, (ii) changes in financial condition of the Company, including (a) a discussion of changes in financial condition from the end of the 1996 fiscal year through the quarter ended October 27, 1996, and (b) a comparison of financial condition between the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996, and (iii) the results of operations for the first quarter of fiscal 1997 as compared to the corresponding quarter of fiscal 1996.

                     Liquidity and Capital Resources


     1. Liquidity. The Company's business is highly seasonal, with the vast majority of its annual revenues historically being generated in the second and third fiscal quarters. Operating losses are expected in the first and fourth fiscal quarters.

     The first quarter of fiscal 1997 generated net loss of $13,495,000. Cash flow from operations was, as anticipated, insufficient to cover fixed charges. The Company utilized its senior credit facility to fund liquidity requirements, drawing 90% of the availability under that facility as of October 27, 1996. The Company's liquidity was affected by additional transaction costs associated with the acquisition of S-K-I Limited and the timing of capital lease reimbursements.

     The Company's liquidity will be positively affected by the sale of the Waterville Valley and Mount Cranmore resorts closed November 27, 1996. The purchase price for the resorts was $17,500,000, with $14,750,000 paid in cash at closing. The net proceeds from the sale will be used to reduce indebtedness under the Company's senior credit facility, thereby increasing availability under that facility.

     Management believes cash flow from second and third quarter operations, combined with borrowings under its senior credit facility, will be sufficient to meet its cash operating requirements for the 1997 fiscal year.

     2. Capital Resources. The Company's only material commitments for capital expenditures as of October 27, 1996 were (i) completion of construction of the Grand Summit at Attitash/Bear Peak, through its

                American Skiing Company and Subsidiaries


wholly-owned subsidiary LBO Hotel Co., (ii) completion of construction of 5 new quad chairlifts at its Killington and Mt. Snow resorts and (iii) the acquisition of the Pico Mountain Ski Resort adjacent to the Killington resort in Sherburne, Vermont. Each capital commitment is funded through a separate source. The approximate $13.3 million cost of the Grand Summit at Attitash/Bear Peak is funded through cash provided by the Company, and a $8,500,000 construction loan provided through Key Bank of Maine. The chairlifts are funded through $7,000,000 of capital lease commitments for the full cost of acquisition and installation. The acquisition of the Pico Mountain Ski resort on December 9, 1996 was funded through a combination of $2,909,000 in borrowings under the Company's senior credit facility and $1,626,000 present value of seller financing in the form of deferred and contingent purchase price.

     The Company does not expect any material changes in the Company's capital resources. The Company's capital improvement plan for summer 1997 will not be finalized until operating results for the second and third 1997 fiscal quarters are known. Construction of Grand Summit Hotels at up to four resorts scheduled for summer 1997 are expected to be funded primarily through borrowings by the Company's wholly-owned subsidiary, LBO Hotel Co., without recourse to the Company or any of its restricted subsidiaries.

                    Changes in Results of Operations


Changes for the First Quarter of Fiscal 1997 compared to the First Quarter of Fiscal 1996.

     1. Revenues. Revenues increased from $4,877,000 in the first quarter of fiscal 1996 to $13,110,000 for the first quarter of fiscal
1997.   Approximately 77% of this increase resulted from including revenues generated by the S-K-I Group resorts (the "S-K-I Resorts"). The remaining 23% of the increase resulted primarily from an increase in real estate sales and season pass sales at the resorts owned by the Company on a pre-merger basis (the "Pre-Merger Resorts").

     2. Cost of Operations. Cost of operations increased from $4,431,000 in the first quarter of fiscal 1996 to $15,990,000 in the first quarter of fiscal 1997. Approximately 90% of this increase resulted from inclusion of cost of operations at the S-K-I Resorts. Portions of the remaining 10% were due to the need for reorganizing the Company following the merger, increasing coordination between the resorts in the services offered, training of the new resort staff in preferred resort operation practices and costs related to the increased revenues.

     3. Real Estate and Payroll Taxes. This item increased predominantly due to the addition of the S-K-I Resorts. Expenses at the Company's Pre-Merger Resorts were comparable to the same quarter in fiscal 1996.

                American Skiing Company and Subsidiaries


     4. Utilities. Utilities Expense increased from $360,000 for the first quarter of fiscal 1996 to $1,334,000 for the first quarter of fiscal 1997. The increase was primarily caused by the inclusion of the S-K-I Resorts which accounted for approximately 90% of the increase. The remaining 10% was attributable to the Company's Pre-Merger Resorts experiencing colder than normal temperatures, which provided the opportunity for increased early snowmaking efforts at pricing levels at least 5% higher than the previous year.

     5. Insurance. Insurance increased from $416,000 in the first quarter of fiscal 1996 to $1,272,000 for the first quarter of fiscal 1997. The increase was attributable primarily to the acquisition of S-K-I Limited.

     6. Selling, General and Administrative. SG&A expense increased from $2,537,000 in the first quarter of fiscal 1996 to $5,405,000 in the first quarter of fiscal 1997. The increase resulted entirely from the acquisition of the S-K-I Resorts. The Company's Pre-Merger Resorts showed a 20% reduction compared to the prior fiscal year's quarter. Increased co-operative marketing campaigns accounted for most of this reduction.

     7. Depreciation & Amortization. Depreciation and amortization increased from $327,000 to $1,527,000 from the first quarter of fiscal 1996 compared to the first quarter of fiscal 1997. Approximately 95% of this increase relates to the acquisition of S-K-I Limited and the resulting amortization of goodwill and prepaid loan fees. The remaining 5% resulted from capital improvements over the last year at Pre-Merger Resorts.

     8. Interest. Interest increased from $670,000 in the first quarter of fiscal 1996 to $7,593,000 in the first quarter of fiscal 1997. The increase was caused by the increase in the Company's indebtedness in conjunction with the acquisition of S-K-I Limited and the Company's summer 1996 capital improvement program.

     9. Income Tax Benefits. Income tax benefit increased from $119,000 for the first quarter of fiscal 1996 to $8,271,000 for the first quarter of fiscal 1997. This significant increase is from two main factors: (i) several of the Pre-Merger Resorts were owned by _S_ corporations that had no income tax expense or benefit, and (ii) the loss generated in the first quarter by the S-K-I Resorts represents over 70% of the Companies' total loss for the quarter.

                American Skiing Company and Subsidiaries


                     Changes in Financial Condition



      Changes for the First Quarter of Fiscal 1997 Compared to the

                      First Quarter of Fiscal 1996.


     1. Cash and Short Term Investments. Cash and short term investments increased approximately $2.2 million (137%). Approximately 56% of this increase results from the acquisition of the S-K-I resorts and 44% from an increase in the cash from Pre-Merger Resort operations.

     2. Investments Held in Escrow. This item increased $14.7 million. This increase is wholly attributable to the interest escrow account required in connection with the Company's 12% Senior Subordinated Notes due 2006.

     3. Income Taxes Receivable. The $8.2 million increase is attributable to (i) the acquisition of the S-K-I Resorts and the inclusion of their loss in the first quarter and (ii) the change in the federal income tax status of several subsidiaries from "S" to "C" companies in connection with the merger.

     4. Inventories. Inventory increased $3.7 million over the prior fiscal year's quarter. The increase is principally due to the acquisition of the S-K-I Resorts. There were minor increases in the inventory at the Company's Pre-Merger Resorts.

     5. Assets Held for Resale. The increase of $14.9 million represents the assets of the Waterville Valley and Mt. Cranmore resorts divested subsequent to October, 1996 pursuant to the consent decree with the DOJ.

     6. Prepaid Expenses. The increase of $2.6 million in prepaid expenses is entirely attributable to the acquisition of the S-K-I
Resorts.

     7. Other Current Assets. The $2.8 million in other current assets is comprised of the current portion of prepaid loan fees, the current portion of deferred taxes and other miscellaneous current assets. The prepaid loan fees and some other miscellaneous current assets relate entirely to post-merger transactions.

     8. Property and Equipment, Net. Fixed assets increased $161.5 million. Over $150 million of this increase is associated with

                American Skiing Company and Subsidiaries


the acquisition of the S-K-I Resorts. The remainder of approximately $10 million is from capital improvements at the Company's Pre-Merger Resorts.

     9. Long-Term Investments. Long-Term Investments increased $3.9 million, the balance of this account is comprised of the long-term investments constituting reserves of S-K-I Insurance Company. The increase in this account relates entirely to the inclusion of the S-K-I Resorts.

     10. Goodwill. The $6.5 million increase is attributably entirely to the acquisition of the S-K-I Resorts.

     11. Prepaid Loan Fees. The Company incurred $8.7 million in loan fees related to the financing of the S-K-I Limited acquisition. These fees represent one-time non-recurring items. Approximately $7.6 million is included in this account with the balance included in "Other Current Assets."

     12. Other Assets. These items increased $2.6 million. This increase is primarily from the acquisition of the S-K-I Resorts. There were some minor increases at the Company's Pre-Merger Resorts related to the costs of research and permitting real estate development projects.

     13. Current Portion of Long Term Debt. The $32.6 million increase is primarily attributable to the increase in amounts outstanding under the Company's senior credit facility and the requirement that the outstanding balance be reduced to $25 million on or before March 31, 1997.

     14. Accounts Payable and Accrued Expenses. Accounts payable increased by $11.4 million due to the acquisition of the S-K-I Resorts. The consolidated balance of the Pre-Merger Resorts decreased slightly.

     15. Due to Shareholder. This $4.7 million item is a note payable to Leslie B. Otten established prior to the Acquisition to fund Mr. Otten's personal tax liability generated by certain of the Pre-Merger Resorts' federal income tax status as "S" corporations.

     16. Deposits and Unearned Revenue. This item is comprised of season pass sales and deposits on lodging stays. Of the $11.8 million increase, approximately $600,000 is attributable to operation of the Pre-Merger Resorts, while the remainder is from the addition of the S-K-I Resorts.

     17. Accrued Interest. Accrued Interest increased $4.7 million. This increase reflects scheduled accrual of interest on the Company's $120 million senior subordinated notes due 2006 and $39 million

                American Skiing Company and Subsidiaries


subordinated discount notes due 2007. Interest payments are made semi-annually on the senior subordinated notes.

     18. Long-Term Debt. Long-term debt increased by $146.5 million. The increase in long-term debt is directly attributable to (i) the financing of the Acquisition, and (ii) the financing of approximately $18 million in capital improvement at the Company's resorts during the first quarter.

     19. Deferred Income Taxes. The increase of $31.3 million dollars in deferred income taxes is attributable to three principal sources: (i) approximately $6 million of the increase relates to several subsidiaries that were previously "S" corporations for federal income tax purposes losing their "S" status as a result of becoming subsidiaries of the Company; (ii) S-K-I Limited carried approximately $10 million of deferred taxes into the merger; and (iii) approximately $15.3 million of the increase relates to basis adjustment in conjunction with the purchase of the S-K-I Resorts. Assets were adjusted upward to equal the purchase price in accordance with generally accepted accounting principles for financial reporting purposes, while these same assets are not adjusted for tax reporting purposes.

     20. Other Long-Term Liabilities. This is almost entirely related to the acquisition of the S-K-I companies. Less than one percent relates to the Pre-Merger Resorts.

     21. Paid in Capital. Paid in capital increased $2.1 million. The increase results both from capital contributed to the Company on a pre-merger basis and additional capital contributed through purchase of investment units consisting of both the Company's 13 3/4% Subordinated Discount Notes and its common stock.

     22. Retained Earnings. Retained earnings decreased $19.6 million from October 29, 1995 to October 27, 1996. The decrease is attributable to the following factors:

      1) $5.2 million from the establishment of the note payable to Mr. Otten to fund "S" corporation tax liability.
      2) $2.8 million from the payment of estimated tax payments on behalf of Mr. Otten from tax liability generated from companies that were previously S corporations.
      3) $11.6 net loss for the period November 1, 1995 to October 29, 1996.

                American Skiing Company and Subsidiaries


                     Changes in Financial Condition



Changes for the First Quarter of Fiscal 1997 Compared to Year-End Fiscal
1996.


     1. Income Taxes Receivable. Income taxes receivable are attributable in full to the first quarter loss experienced by the Company.

     2. Other Assets. Other assets increased $1.5 million, all of which is attributable to the construction and development of various real estate and hotel projects.

     3. Current Portion of Long-Term Debt. Current portion of long-term debt increased approximately $11.8 million (51.45%). The increase reflects drawdown under the Company's senior credit facility to fund first quarter operating losses. The requirement that the Company pay down its senior credit facility to a maximum outstanding balance of $25 million as of March 31, 1997, requires the increase to be classified as current. Cash from operations during the second and third fiscal 1997 quarters are expected to be sufficient to satisfy the paydown requirement.

     4. Accounts Payable and Accrued Expenses. Accounts payable reflect an increase of $3.1 million (23.43%). That increase is attributable to normal purchasing patterns in which supplies and inventory are acquired during the first quarter in preparation for second and third quarter operations.

     5. Deposits and other Unearned Revenue. The increase of approximately $11.4 million reflects expected unearned deposits for lodging and seasons pass sales for the 1996-1997 ski season.

     6. Accrued Interest. Accrued interest increased by approximately $3.2 million. The increase reflects scheduled accrual of interest on the Company's $120 million senior subordinated notes due 2006 and $39 million subordinated discount notes due 2007. Interest payments are made semi-annually on the senior subordinated notes.

     7. Other Accrued Expenses. Accrued expenses increased $3.6 million from July 28, 1996 to October 27, 1996. This increase represents increased operational activities related to the start of the ski season.

                American Skiing Company and Subsidiaries


     8. Minority Interest. The reduction in minority interest of $2,492,000 represents the acquisition of the minority interest in Sugarloaf in August, 1996.

     9. Other Long-Term Liabilities. The $1.4 million (-20.86%) decrease in other long-term liabilities represents scheduled amortization of capital leases and other long-term obligations.

     10. Retained Earnings. The decrease of $13.5 million (-74.43%) in retained earnings is attributable to the seasonally related first quarter loss of the Company and its subsidiaries.

                American Skiing Company and Subsidiaries


                       Part II - Other Information

                                 Item 6
                                Exhibits

     Included herewith is the Financial Data Schedule submitted as
Exhibit 27 in accordance with Item 601(c) of Regulation S-K.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN SKIING COMPANY


Date:  January 10, 1997              THOMAS M. RICHARDSON
                                     Thomas M. Richardson
                                  Senior Vice President Finance
                                   Chief Financial Officer
                              (Principal Financial and Accounting Officer)

Date:  January 10, 1997              CHRISTOPHER E. HOWARD
                                     Christopher E. Howard
                               Chief Administrative Officer and
                                       General Counsel
                                  (Duly Authorized Officer)