Form 10-Q
period 1997-01-26
AMERICAN SKIING CO
filed 1997-03-12
CIK 1019293

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTER ENDED JANUARY 26, 1997

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

                    Yes [X]   No [   ]

       The number of shares outstanding of each of the issuer's classes of common stock was 978,300 shares of common stock $.01 par value outstanding as at January 26, 1997.


            American Skiing Company and Subsidiaries


                        Table of Contents

Part I - Financial Information.....................1

Item 1 Financial Statements .......................2

     Condensed Consolidated Statement of Operations
     (Unaudited) for the Quarters Ended January 26, 1997
     and January 28, 1996..........................2

     Condensed Consolidated Statement of Operations
     (Unaudited) for the Six Months Ended January 26, 1997
     and January 28, 1996..........................3

     Condensed Consolidated Balance Sheet
     (Unaudited) as of January 26, 1997 and January 28, 1996
     4

     Condensed Consolidated Balance Sheet
     (Unaudited) as of January 26, 1997 and July 28, 1996   6

     Condensed Consolidated Statement of Cash Flows
     (Unaudited) for Six Months Ended January 26, 1997
     and January 28, 1997..........................8


Notes to (Unaudited) Condensed Consolidated Financial Statements
     10

Item 2 Management's Discussion and Analysis of Financial
  Condition and Results of Operation..............12

General...........................................12

Liquidity and Capital Resources...................12

Changes in Results of Operations..................13

Changes in Financial Condition....................16

Part II Other Information.........................21

            American Skiing Company and Subsidiaries


                 Part I - Financial Information
                             Item 1
                      Financial Statements

This Form 10-Q is filed by the American Skiing Company for itself and its following wholly-owned subsidiaries:

Sunday River Skiway Corporation      Sunday River, Ltd.
Sunday River Transportation          Perfect Turn, Inc.
LBO Holding, Inc.                    Sugarbush Resort Holdings, Inc.
Mountain Wastewater Treatment, Inc.  Sugarbush Leasing Company
Sugarbush Restaurants, Inc.          Cranmore, Inc.
Grand Summit Resort Properties, Inc. S-K-I Limited
  (f/k/a LBO Hotel Co.)              Mount Snow, Ltd.
Killington, Ltd.                     Sugarloaf Mountain Corporation
Waterville Valley Ski Area, Ltd.     Dover Restaurants, Inc.
Killington Restaurants, Inc.         Resort Software Services, Inc.
Resort Technologies, Inc.            Sugartech
Mountainside                         Pico Ski Area Management Company
Deerfield Operating Company

     As used herein the term the _Company_ means and refers to American Skiing Company, the subsidiary registrants listed above and its non-registrant wholly-owned subsidiaries Ski Insurance Company, Mountain Water Company, LBO Development Company and Killington West, Ltd. on a consolidated basis.

            American Skiing Company and Subsidiaries


         Condensed Consolidated Statement of Operations

                                For the three Months
                                       Ended
                             January 26,  January 28,
                             1997             1996
                              (Unaudited) (Unaudited)
Revenues


Skiing, lodging and other     $64,533,000  $26,451,000
operations
Real Estate                     1,740,000    4,307,000

Total Revenues                 66,273,000   30,758,000

Expenses

       Cost of                 28,852,000   14,184,000
       Operations
       Real Estate & Payroll    3,491,000    1,118,000
       Taxes
       Utilities                6,392,000    2,450,000

       Insurance                1,838,000      469,000

       S. G. & A.               7,096,000    2,927,000
       Depreciation &           7,344,000    2,500,000
       Amortization

Total Operating                55,013,000   23,648,000
Expenses


Income From Operations         11,260,000    7,110,000

       Interest                 5,478,000      783,000



Net Income before provision     5,782,000    6,327,000
for income taxes


Provision for Income Tax
Expense (benefit)               2,197,000    (329,000)


Net Income                      3,585,000    6,656,000

            American Skiing Company and Subsidiaries


Net income per common share         $3.66
(note 5)




Retained Earnings, beginning    4,636,000   24,270,000
of the period
Subtract:                          0         (205,000)
Distributions
Add: Net Income                 3,585,000    6,656,000


Retained earnings, end         $8,221,000  $30,721,000
of period





See accompanying Notes to (Unaudited) Condensed
Consolidated Financial Statements.

            American Skiing Company and Subsidiaries


         Condensed Consolidated Statement of Operations

                              For the Six Months Ended
                              January 26, January 28,
                                 1997         1996
                              (Unaudited) (Unaudited)
Revenues


Skiing, lodging and other     $76,074,000  $30,941,000
operations
Real Estate                     3,309,000    4,694,000

Total Revenues                 79,383,000   35,635,000

Expenses

       Cost of                 44,842,000   18,615,000
       Operations
       Real Estate & Payroll    5,246,000    1,487,000
       Taxes
       Utilities                7,726,000    2,810,000

       Insurance                3,110,000      885,000

       S. G. & A.              12,501,000    5,464,000
       Depreciation &           8,871,000    2,827,000
       Amortization

Total Operating                82,296,000   32,088,000
Expenses


Income (Loss) From            (2,913,000)    3,547,000
Operations

       Interest                13,071,000    1,453,000



Net Income (Loss) before     (15,984,000)    2,094,000
provision for income taxes


Provision for Income Tax      (6,074,000)    (448,000)
Expense(benefit)


Net Income (Loss)             (9,910,000)    2,542,000

            American Skiing Company and Subsidiaries


Net income per common share      ($10.13)
(note 5)




Retained Earnings, beginning   18,131,000   28,726,000
of the period
Subtract:                          0         (547,000)
Distributions
Subtract: Net  (Loss)         (9,910,000)    2,542,000
Income


Retained earnings, end         $8,221,000  $30,721,000
of period





See accompanying Notes to (Unaudited) Condensed
Consolidated Financial Statements.

            American Skiing Company and Subsidiaries


              Condensed Consolidated Balance Sheet


                            January 26,  January 28, 1996
                            1997
                             (Unaudited)  (Unaudited)


ASSETS

Current Assets
     Cash and Short-term       $3,441,000  $1,504,000
     Investments
     Investment held in         7,257,000           0
     escrow
     Accounts                   2,947,000   4,649,000
     Receivable
     Income Taxes               6,074,000           0
     Receivable
     Inventories                6,728,000   2,298,000
     Assets Held for Resale             0           0
     Prepaid                     3,618000     935,000
     Expenses
     Other Current              2,252,000           0
     Assets

Total Current Assets           32,317,000   9,386,000


     Property and             237,845,000  79,231,000
     Equipment, net

     Deferred Tax                 858,000   1,044,000
     Asset
     Long term Investment       6,925,000           0
     Goodwill                   7,657,000           0
     Prepaid Loan               7,099,000           0
     Fees
     Other Assets               3,737,000      324,000

TOTAL ASSETS                 $296,438,000 $89,985,000






See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.

            American Skiing Company and Subsidiaries


              Condensed Consolidated Balance Sheet

                              January 26,    January 28, 1996
                              1997
                               (Unaudited)     (Unaudited)

LIABILITIES & STOCKHOLDERS EQUITY
Current
Liabilities
  Current portion of Long-term  $8,383,000           $8,581,000
  Debt
  Accounts Payable and accrued  16,880,000            6,952,000
  expenses
  Federal Income Tax Payable       657,000            (146,000)
  Due to Shareholder             4,754,000                    0
  Deposits and other Unearned   12,433,000            3,981,000
  Revenue
  Accrued Interest               1,586,000                    0
  Other Accrued Expenses        18,438,000            2,290,000

Total Current                   63,131,000           21,658,000
Liabilities

  Long-Term Debt               184,559,000           34,027,000
  Deferred Income Taxes -       31,916,000                    0
  Long-term
  Minority Interest                      0                    0
  Other Long-Term Liabilities    4,839,000            1,803,000

TOTAL LIABILITIES              284,445,000           57,488,000

Stockholders'
Equity
  Common Stock                      10,000              116,000
  Paid In Capital                3,762,000            1,660,000
  Retained Earnings

                                 8,221,000           30,721,000

Total Equity

                                11,993,000           32,497,000



TOTAL LIABILITIES AND EQUITY  $296,438,000          $89,985,000






See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.

            American Skiing Company and Subsidiaries


              Condensed Consolidated Balance Sheet


                                   January 26,    July 28,
                                   1997             1996
                                    (Unaudited)


ASSETS

Current Assets
   Cash and Short-term Investments    $3,441,000 $4,087,000
   Investments Held in Escrow          7,257,000 14,497,000
   Accounts                            2,947,000  2,458,000
   Receivable
   Income Taxes Receivable             6,074,000          0
   Inventories                         6,728,000  5,025,000
   Assets Held for Resale                      0 14,921,000
   Prepaid Expenses                    3,618,000  3,371,000
   Other Current                       2,252,000  2,975,000
   Assets

Total Current Assets                  32,317,000 47,334,000


   Property and Equipment, net       237,845,000227,470,000

   Deferred Tax Asset                    858,000          0
   Long Term Investments               6,925,000  4,343,000
   Goodwill                            7,657,000  6,540,000
   Prepaid Loan Fees                   7,099,000  7,911,000
   Other Assets                        3,737,000  5,134,000

TOTAL ASSETS                        $296,438,000$298,732,000

            American Skiing Company and Subsidiaries


              Condensed Consolidated Balance Sheet

                             January 26,    July 28,
                                 1997         1996
                             (Unaudited)

LIABILITIES & STOCKHOLDERS EQUITY
Current
Liabilities
 Current portion of Long-       $8,383,000 $22,893,000
 term Debt
 Accounts Payable               16,880,000  13,406,000
 Federal Income Tax Payable        657,000     671,000
 Due to Stockholder              4,754,000   5,375,000
 Deposits and other             12,433,000   3,541,000
 Unearned Revenue
 Accrued Interest                1,586,000   1,491,000
 Other Accrued Expenses         18,438,000   1,660,000

Total Current                   63,131,000  49,037,000
Liabilities

 Long-Term Debt                184,559,000 187,827,000
 Deferred Income Taxes -        31,916,000  30,695,000
 Long-term
 Minority Interest                       0   2,492,000
 Other Long-Term                 4,839,000   6,778,000
 Liabilities

TOTAL LIABILITIES              284,445,000 276,829,000

Stockholders'
Equity
 Common Stock                       10,000      10,000
 Paid In Capital                 3,762,000   3,762,000
 Retained Earnings               8,221,000  18,131,000

Total Equity                    11,993,000  21,903,000


TOTAL LIABILITIES AND EQUITY  $296,438,000$298,732,000






See accompanying Notes to (Unaudited) Condensed
Consolidated Financial Statements.

            American Skiing Company and Subsidiaries


         Condensed Consolidated Statement of Cash Flows

                                               For the Six Months
                                                  Ended
                                        January 26,  January 28,
                                            1997         1996
Cash flows from operating activities:   (Unaudited)  (Unaudited)

Net Income (Loss)                       ($9,910,000)   $2,542,000

Non-cash items included in net income (loss)
depreciation and amortization              8,871,000    2,827,000
Deferred Income taxes                        363,000

Cash flows from operating
activities before                          (676,000)    5,369,000
changes in assets and liabilities

Change in assets and liabilities

Decrease (Increase)  in investments        7,240,000            0
held in escrow
Decrease (Increase)  in Accounts           (489,000)  (3,335,000)
Receivable
Decrease (Increase) in Income Taxes      (6,074,000)            0
Receivable
Decrease (Increase) in inventories       (1,703,000)    (917,000)
Decrease (Increase) in assets held for resale                   0
14,921,000
Decrease (Increase)  in prepaid            (247,000)    (365,000)
expenses
Decrease (Increase) in other current         723,000            0
assets
Decrease (Increase) in Other Assets          197,000       63,000

Increase (Decrease) accounts payable       3,474,000    2,942,000
Increase (Decrease)  income taxes           (14,000)    (448,000)
payable
Increase (Decrease) in deposits and        8,892,000    3,444,000
unearned revenue
Increase (Decrease) in other accrued          95,000            0
Interest
Increase (Decrease) in other accrued      16,778,000      450,000
expenses

Cash flow provided by operating activities after

 change in assets and                     43,117,000    7,203,000
liabilities

Cash flows from investing activities:

Additions to Property and Equipment     (18,351,000) (15,991,000)
Additions to Assets held for resale                0            0
Purchase of ski resort minority          (2,492,000)            0
interest

            American Skiing Company and Subsidiaries


Purchase of long term investments        (2,582,000)            0
Other                                              0            0


Net cash provided (Used) for investing (23,425,000) (15,991,000) activities

            American Skiing Company and Subsidiaries



Cash flows from financing activities:


Reductions in Note payable to              (621,000)    (186,000)
Shareholder
Distributions to Shareholder                       0    (547,000)
Additions (Reductions) to long          (19,717,000)    9,354,000
term debt


Net cash provided (used) for in         (20,338,000)    8,621,000
financing activities


Net increase (decrease) in cash and        (646,000)    (166,000)
short term investments
Cash and short term investments at         4,087,000    1,671,000
beginning of year



Cash and short term investments at end    $3,441,000   $1,504,000
of period





See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.

            American Skiing Company and Subsidiaries


Notes to (Unaudited) Condensed Consolidated Financial Statements

     1.  General.  In the opinion of the Company the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 26, 1997, July 28, 1996, and January 28, 1996, the results of operations for the quarter and six months ended January 26, 1997 and January 28, 1996, and statement of cash flows six months ended January 26, 1997 and January 28, 1996. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the Amendment No. 2 to S-4 filed with the Securities and Exchange Commission November 22, 1996.

     2. Acquisition of S-K-I. On June 28, 1996, the Company acquired S-K-I Limited, including all its subsidiaries (the "S-K-I Group"), for a total purchase price, including direct costs, of $104.6 million plus liabilities assumed (excluding deferred taxes) of $58.5 million for all of the shares outstanding of S-K-I Limited common stock (the _Acquisition_). Pursuant to the transaction, S-K-I Limited became a wholly-owned subsidiary of the Company. The acquisition was accounted for using the purchase accounting method. The consolidated financial statements contained herein reflect the results of operations of the acquired S-K-I Group subsequent to June 28, 1996 and include the balance sheet accounts of the acquired S-K-I Group at July 28, 1996, and January 26, 1997.

     The purchase price was allocated to the fair value of S-K-I Limited's assets and liabilities at the date of acquisition as follows:
                                             Fair Value of
                                             Net Assets
                                             Required
Cash                                              $7,540,000
Accounts Receivable, net                           1,625,000
Inventory                                          3,271,000
Prepaid expenses                                   2,153,000
Property and equipment, net                      162,545,000
Long-term investments                              3,893,000
Goodwill                                           7,754,000
Other assets                                       2,156,000

  Total Assets                                  $190,937,000


Accounts payable and accrued expenses          $(16,567,000)
Other liabilities                                (5,301,000)
Minority interest                                (2,600,000)
Debt acquired                                   (34,029,000)
Deferred income taxes                           (27,820,000)

            American Skiing Company and Subsidiaries


Total liabilities                              $(86,317,000)


Total                                           $104,620,000



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

            American Skiing Company and Subsidiaries


     5. Net Income per Common Share. Net income per common share figures are based on the average shares outstanding during the second quarter of fiscal 1997 and the two quarters ended January 26, 1997 of 978,300. Prior to June 28, 1996 all of the Company's outstanding common stock was owned by the same individual, and accordingly earnings per share has not been presented for the quarter or the six months ended January 28, 1996.

     6. Acquisitions. The Company purchased the Pico Ski Mountain Resort on December 9, 1996. This resort is located in Sherburne, Vermont in close proximity to the Killington resort. The purchase price of the resort was $2,909,000 in cash and $1,626,000 present value of contingent liabilities based upon the occurrence of certain future events relating to the development and growth of the resort.

            American Skiing Company and Subsidiaries


                             Item 2
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


                             General


     Set forth below is management's discussion and analysis of (i ) the liquidity and capital resources of the Company, (ii) changes in financial condition of the Company, including (a) a discussion of changes in financial condition from the end of the 1996 fiscal year through the quarter ended and the six months ended January 26, 1997, and (b) a comparison of financial condition between the quarter ended and the first six months of fiscal 1997 as compared to the quarter ended and the first six months of fiscal 1996, and (iii) the results of operations for the quarter ended and the first six months of fiscal 1997 as compared to the corresponding quarter ended and the first six months of fiscal 1996.

     This discussion contains forecast information items that are "forward-looking statements" as defined in the federal Private Securities Litigation Reform Act of 1995. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not differ from
expectations.   Actual results have varied materially and
unpredictably from expectations.

     Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; future economic conditions; earnings-retention and dividend-payout policies; developments in the legislative, regulatory, and competitive environments in which the Company operates; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements and compliance with laws and regulations.

                 Liquidity and Capital Resources


     1. Liquidity. The Company's business is highly seasonal, with the vast majority of its annual revenues historically being generated in the second and third quarters. The third quarter historically generates the most substantial portion of revenues. Operating losses are expected in the first and fourth quarters.

     The first six months of fiscal 1997 generated a net loss of $9,910,000. Cash flow from operations was sufficient to cover fixed charges for the period. As anticipated, the Company reduced utilization of its senior credit facility by $29 million from the close of the first quarter. Management expects to reduce its utilization of its senior credit facility further to

            American Skiing Company and Subsidiaries


approximately 15% of current availability by the close of the third quarter.

     The Company's liquidity was positively affected by the sale of the Waterville Valley and Mount Cranmore resorts which closed November 27, 1996. The purchase price for the resorts was $17,500,000, with $14,750,000 paid in cash at closing. The net proceeds from the sale were used to reduce indebtedness under the Company's senior credit facility and availability on the senior credit facility was reduced to $57.5 million at that time. In accordance with its existing terms, the Company's senior credit facility, was further reduced on January 15, 1997 to a maximum availability of $50 million.

     Management believes cash flow from second and third quarter operations, combined with borrowings under its senior credit facility, will be sufficient to meet its cash operating requirements for the remainder of 1997 fiscal year and first and second quarters of fiscal 1998 and a significant summer capital program.

     2. Capital Resources. The Company's only material commitments for capital expenditures as of January 26, 1997 were completion of construction of the Grand Summit at Attitash/Bear Peak, through its wholly-owned subsidiary Grand Summit Resort Properties, Inc. The approximate $13.3 million cost of the Grand Summit at Attitash/Bear Peak is funded through approximately $4,500,000 in cash provided by the Company, and a $8,500,000 construction loan provided through Key Bank of Maine. The acquisition of the Pico Mountain Ski resort on December 9, 1996 was funded through a combination of $2,909,000 in borrowings under the Company's senior credit facility and $1,626,000 present value of seller financing in the form of deferred and contingent purchase price.

     The Company has requested that availability under its senior credit facility be increased back to the $65 million level of last year based upon results of its third quarter operations.
The Company does not anticipate any other material changes in the Company's capital resources. The Company's capital improvement plan for summer 1997 will not be finalized until operating results for the third quarter are known; however, the Company expects to implement a capital program in a range of $20 million to $30 million. The capital program is subject to funding, in part, through the requested increase in the Company's senior credit facility. Binding commitments for the increase in the senior credit facility have not been received. Construction of Grand Summit Hotels at up to four resorts scheduled for summer 1997 are expected to be funded through borrowings by the Company's wholly-owned subsidiary, Grand Summit Resort Properties, Inc., without recourse to American Skiing Company or any of its other subsidiaries.

                Changes in Results of Operations

            American Skiing Company and Subsidiaries



Changes for the Second Quarter of Fiscal 1997 compared to the Second Quarter of Fiscal 1996.

     1. Revenues. Revenues from operations increased from $26,451,000 in the second quarter of fiscal 1996 to $64,533,000 for the second quarter of fiscal 1997. The $38,082,000 increase is due to the addition of $40,493,000 in revenues from the SKI resorts, less $2.2 million in revenues generated by the divested Cranmore resort during the same period in 1996.

     Revenues from Real Estate decreased from $4,307,000 in the second quarter of fiscal 1996 to 1,740,000 in the second quarter of fiscal 1997. This $2,567,000 decrease is primarily due to all quartershares at the Summit Hotel at Sunday River being fully sold out in July, 1996. The Company expects to complete construction of its new Grand Summit and Crown Club quartershare hotel in Bartlett, New Hampshire in March, 1997 and begin to close over $5.5 million of quartershare sales currently under contract by the end of the third quarter.

     2. Cost of Operations. Cost of operations increased from $14,184,000 in the second quarter of fiscal 1996 to $28,852,000 in the second quarter of fiscal 1997. This increase resulted principally from inclusion of cost of operations at the S-K-I Resorts, fixed expenses and increases in snow making due to unusually adverse weather conditions in the second quarter.

     3. Real Estate and Payroll Taxes. This item increased predominantly due to the addition of the S-K-I Resorts. Expenses at the Company's Pre-Merger Resorts were comparable to the same second quarter in fiscal 1996.

     4. Utilities. Utilities expense increased from $2,450,000 for the second quarter of fiscal 1996 to $6,392,000 for the first second quarter of fiscal 1997. The increase was primarily caused by the inclusion of the S-K-I Resorts which accounted for approximately 86% of the increase. The remaining 14% was attributable to the Resorts experiencing unusually adverse weather conditions requiring increased snowmaking and resurfacing in December and January. Additionally, rate levels are approximately 5% higher than the previous year at all resorts..

     5. Insurance. Insurance increased from $469,000 in the second quarter of fiscal 1996 to $1,838,000 for the second quarter of fiscal 1997. This increase is attributable to the inclusion of the S-K-I Resorts, notwithstanding a $760,000 reduction in insurance costs for the comparable period of fiscal 1996.

            American Skiing Company and Subsidiaries


     6. Selling, General and Administrative. SG&A expense increased from $2,927,000 in the second quarter of fiscal 1996 to $7,096,000 in the second quarter of fiscal 1997. 91% of the increase resulted from the inclusion of the S-K-I Resorts. The Company's Pre-Merger Resorts showed a 10% increase compared to the same quarter of fiscal 1996. Increased marketing campaigns and start up expenses of American Skiing Company accounted for the increase.

     7. Depreciation & Amortization. Depreciation and amortization increased from $2,500,000 to $7,344,000 from the second quarter of fiscal 1996 compared to the second quarter of fiscal 1997. Approximately 92% of this increase relates to the acquisition of the S-K-I Resorts and depreciation on approximately $14 million in capital expenditures at the S-K-I Resorts during the summer of 1996. The remaining 8% resulted from capital improvements over last year at Pre-Merger Resorts.

     8. Interest. Interest increased from $783,000 in the second quarter of fiscal 1996 to $5,478,000 in the second quarter of fiscal 1997. The increase was caused by the increase in the Company's indebtedness in conjunction with the acquisition of S-K-I Limited and the Company's summer 1996 capital improvement program.

     9. Income Tax Expense. Income tax expense increased from $329,000 benefit for the second quarter of fiscal 1996 to an expense of $2,197,000 for the second quarter of fiscal 1997.
This increase is attributable principally to two factors: (i) the conversion of the most successful Pre-Merger Resorts from "S" corporations (which had no direct corporate income tax expense in fiscal 1996 due to their "S" status), to "C" corporations for federal income tax purposes, (ii) the inclusion of the net income of the SKI Resorts for the quarter.

                Changes in Results of Operations


Changes for the First Six Months of Fiscal 1997 compared to the First Six Months of Fiscal 1996.

     1. Revenues. Revenues increased from $35,635,000 in the first six months of fiscal 1996 to $79,383,000 for the first six months of fiscal 1997. The majority of this increase resulted from including revenues generated by the S-K-I Group resorts (the "S-K-I Resorts). The Pre-Merger Resorts showed a 16% reduction in revenues, due to the divestiture of Cranmore and reduced real estate revenues at Sunday River.

            American Skiing Company and Subsidiaries


     2. Cost of Operations. Cost of operations increased from $18,615,000 in the first six months of fiscal 1996 to $44,842,000 in the first six months of fiscal 1997. This increase resulted principally from inclusion of cost of operations at the S-K-I Resorts, fixed expenses and increases in snowmaking resulting from adverse weather conditions.

     3. Real Estate and Payroll Taxes. This item increased predominantly due to the addition of the S-K-I Resorts. Expenses at the Company's Pre-Merger Resorts were less than 2% higher comparable to the same six months in fiscal 1996.

     4. Utilities. Utilities Expense increased from $2,810,000 for the first six months of fiscal 1996 to $7,726,000 for the first six months of fiscal 1997. The increase was primarily caused by the inclusion of the S-K-I Resorts which accounted for approximately 85% of the increase. The remaining 15% was attributable to experiencing unusually adverse weather conditions requiring increased snowmaking and resurfacing in December and January. Additionally, rate levels were approximately 5% higher than the comparable period for fiscal 1996 at all resorts.

     5. Insurance. Insurance increased from $885,000 in the first six months of fiscal 1996 to $3,110,000 for the first six months of fiscal 1997. This increase is attributable to acquisition of the S-K-I Resorts, notwithstanding reductions in insurance costs for those resorts over the comparable period of fiscal 1996.

     6. Selling, General and Administrative. SG&A expense increased from $5,464,000 in the first six months of fiscal 1996 to $12,501,000 in the first six months of fiscal 1997. 94% of the increase resulted from the inclusion of the S-K-I Resorts. The Company's Pre-Merger Resorts showed a 10% increase compared to the prior fiscal year's six months. Increased marketing campaigns and start up expenses of American Skiing Company accounted for the increase.


     7. Depreciation & Amortization. Depreciation and amortization increased from $2,827,000 to $8,871,000 from the first six months of fiscal 1996 compared to the first six months of fiscal 1997. Approximately 79% of this increase relates to the acquisition of the S-K-I Resorts, and depreciation of the $14 million in capital expenditures made at those resorts during the summer of 1996. The remainder resulted from capital improvements over the last year at the Pre-Merger Resorts.

            American Skiing Company and Subsidiaries


     8. Interest. Interest increased from $1,453,000 in the first six months of fiscal 1996 to $13,071,000 in the first six months of fiscal 1997. The increase was caused by the increase in the Company's indebtedness in conjunction with the acquisition of S-K-I Limited and the Company's summer 1996 capital improvement program.

     9.  Income Tax Benefits.  Income tax benefit increased from
$448,000 for the first six months of fiscal 1996 to $6,074,000 for the first six months of fiscal 1997 attributable to seasonally related first quarter losses.

                 Changes in Financial Condition



  Changes for the Second Quarter of Fiscal 1997 Compared to the

                 Second Quarter of Fiscal 1996.


     1. Cash and Short Term Investments. Cash and short term investments increased approximately $1.9 million. This increase results from the inclusion of the S-K-I resorts and a reduction in the cash from Pre-Merger Resort operations.

     2. Investments Held in Escrow. The increase of $7.3 million is wholly attributable to the interest escrow account required in connection with the Company's 12% Senior Subordinated Notes due
2006.

     3. Accounts Receivable. Accounts receivable decreased 37% from $4,649,000 to $2,947,000 in fiscal 1997. Accounts receivable at the Pre-Merger Resorts decreased 68% over the year earlier period, principally due to the timing of condominium association owner payments.

     4. Income Taxes Receivable. The $6.1 million increase is attributable to (i) the inclusion of the S-K-I Resorts and the inclusion of their loss in the first six months and (ii) the change in the federal income tax status of several subsidiaries from "S" to "C" companies in connection with the merger.

     5. Inventories. Inventory increased $4.4 million over the prior year's second quarter end. The increase is principally due to the inclusion of the S-K-I Resorts. There were minor increases in the inventory at the Company's Pre-Merger Resorts of approximately $340,000.

            American Skiing Company and Subsidiaries


     6. Prepaid Expenses. The increase of $2.7 million in prepaid expenses is entirely attributable to the inclusion of the S-K-I Resorts.

     7. Other Current Assets. The $2.3 million in other current assets is comprised of the current portion of prepaid loan fees, the current portion of deferred taxes and other miscellaneous current assets that relate entirely to post-merger transactions.

     8. Property and Equipment, Net. Fixed assets increased $158.6 million. The change can be broken down as follows. The acquisition of the ski resorts increased the balance over $150 million. The divestiture of Cranmore accounts for a $3 million decrease. Depreciation reduced the balance by approximately $14 million. Capital expenditures were approximately $18 million for resort operations and approximately $7 million in hotel development.

     9. Long-Term Investments. Long-Term Investments increased $6.9 million. This account is comprised of the long-term investments constituting reserves of S-K-I Insurance Company which are approximately $4.0 million and the $2.75 million note received in conjunction with the divestiture of Cranmore and Waterville.

     10. Goodwill. The $7.6 million increase is attributable entirely to the inclusion of the S-K-I Resorts.

     11. Prepaid Loan Fees. The Company incurred $7.1 million in loan fees related to the financing of the S-K-I Limited acquisition. These fees represent a one-time non-recurring item.
Approximately $7.0 million is included in this account with the balance included in "Other Current Assets."

     12. Other Assets. These items increased $3.4 million. This increase is primarily from the inclusion of the S-K-I Resorts. There were some minor increases at the Company's Pre-Merger Resorts related to the costs of research and permitting real estate development projects.

     13. Accounts Payable and Accrued Expenses. Accounts payable increased by $9.9 million due in major part to the inclusion of the S-K-I Resorts. Accounts payable and accrued expenses at the Pre-Merger Resorts increased approximately $1.4 million.

            American Skiing Company and Subsidiaries


     14. Due to Shareholder. This $4.7 million item is a note payable to Leslie B. Otten established prior to the Acquisition to fund Mr. Otten's personal tax liability generated by certain of the Pre-Merger Resorts' federal income tax status as _S_ corporations.

     15. Deposits and Unearned Revenue. This item is comprised of season pass sales, multi day ticket products good at all the resorts and deposits on future lodging visits. Of the $8.5 million increase, approximately $600,000 is attributable to operation of the Pre-Merger Resorts, while the remainder is from the inclusion of the S-K-I Resorts.

     16.  Accrued Interest.  Accrued Interest increased $1.5

million. This increase is principally attributable to scheduled accrual of interest on the Company's $120 million senior subordinated notes due 2006 and other various liabilities.
Interest payments are made semi-annually on the senior subordinated notes.

     17. Long-Term Debt. Long-term debt increased by $150.5 million. The increase in long-term debt is directly attributable to (i) the financing of the Acquisition, and (ii) the financing of approximately $18 million in capital improvement at the Company's resorts during the first six months.

     18. Other Accrued Expenses. Other accrued expenses increased $16.8 million. The increase is primarily from the addition of the SKI Resorts and real estate leases and other payments during the ski season that are determined as a percentage of revenue.

     19. Deferred Income Taxes. The increase of $32 million dollars in deferred income taxes is attributable to three principal sources: (i) approximately $6 million of the increase relates to several subsidiaries that were previously _S_ corporations for federal income tax purposes losing their _S_ status as a result of becoming subsidiaries of the Company; (ii) S-K-I Limited carried approximately $10 million of deferred taxes into the merger; and (iii) approximately $15.3 million of the increase relates to basis adjustment in conjunction with the purchase of the S-K-I Resorts. Assets were adjusted upward to equal the purchase price in accordance with generally accepted accounting principles for financial reporting purposes, while these same assets are not adjusted for tax reporting purposes.

     20. Other Long-Term Liabilities. Other long term liabilities increased $3.0 million. This is almost entirely

            American Skiing Company and Subsidiaries


related to the acquisition of the S-K-I companies. Less than one percent relates to the Pre-Merger Resorts.

     21. Paid in Capital. Paid in capital increased $2.1 million. The increase results both from capital contributed to the Company on a pre-merger basis and additional capital contributed through purchase of investment units consisting of both the Company's 13 /% Subordinated Discount Notes and its common stock.

     22. Retained Earnings. Retained earnings decreased $22.5 from January 28, 1996 to January 26, 1997. The decrease is attributable to the following factors.

     1) $5.2 million from the establishment of the note payable to Mr. Otten to fund _S_ corporation tax liability;

     2) $1.6 million from the payment of estimated tax payments on behalf of Mr. Otten from tax liability generated from companies that were previously S corporations.

     3) $15.4 net loss for the period February 1, 1996 to January
28, 1997.

                 Changes in Financial Condition



Changes for the First Six months of Fiscal 1997 Compared to Year-

End Fiscal 1996.


     1. Investments Held in Escrow. Investments held in escrow decreased $7.2 million. This is entirely from the scheduled interest payment on January 15, 1997 in connection with the Company's 12% Senior Subordinated Notes due 2006.

     2. Income Tax Received. The increase of $6.1 million are attributable in full to the loss experienced by the Company in the first six months of fiscal 1997.

     3.  Inventories.  Inventories increased $1.7 million from
July 28, 1996 to January 26, 1997. This is primarily due to the increase in inventory required during the operating season.

     4. Assets Held for Resale. Assets held for resale decreased $14.9 million. This is due to the divestiture of Waterville and Cranmore as required by the consent decree with the DOJ.

            American Skiing Company and Subsidiaries



     5. Property, Plant and Equipment. Increased $10.4 million and is from capital expenditures of $18.8 million net of $8.4 million in depreciation expense.

     6. Long Term Investment. Long term investments increased primarily from the $2.7 million dollar note received in conjunction with the divestiture of Waterville and Cranmore.

     7. Goodwill. Goodwill increased $1.1 million. Goodwill increased from a change in the purchase accounting related to the acquisition of SKI, Ltd. This increase relates to the divestiture of Waterville and Cranmore and classifying the expenses related to maintaining the properties until sold, as required by the DOJ consent decree, as a reduction in the purchase price allocated to the assets divested.

     8. Other Assets. Other assets decreased $1.4 million related to the development and sale of Locke Mountain Townhouses at Sunday River.

     9. Current Portion of Long Term Debt. Current portion of long term debt decreased $14.5 million. This decrease is from the divestiture of Waterville and Cranmore, and having cash from operations applied against the senior credit facility.

     10. Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $3.5 million, which is primarily related to the increase in operating expenses related to the ski season.

     11. Deposits and Unearned Revenue. Deposits and unearned revenue increased $8.9 million. This increase is related to lodging deposits, multi-day ticket products that can be used at all the resorts and unearned season pass revenue.

     12.  Other Accrued Expenses.  Other accrued expenses
increased $16.8 million.   The increase in this account is
related to real estate leases and other payments during the ski season that are determined as a percentage of revenue.

     13. Minority Interest. Minority interest decreased $2.5 million. This is related to acquiring the remaining 49% of Sugarloaf that is mentioned in the footnote number 2.

            American Skiing Company and Subsidiaries


     14. Other Long Term Liabilities. Other long term liabilities decreased $1.9 million. This is primarily related to the scheduled repayments of loans and capital leases.

     15. Retained Earnings. Retained earnings decreased $9.9 million and is entirely related to the loss the Company experienced during the first six months of operations for fiscal year 1997.

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


Date:  March 12, 1997

                                   Thomas M. Richardson
                                  Senior Vice President Finance
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

Date:  March 12, 1997

                                   Christopher E. Howard
                                  Chief Administrative Officer
                                  and General Counsel
                                  (Duly Authorized Officer)