Form 10-Q
period 1997-04-27
AMERICAN SKIING CO
filed 1997-06-11
CIK 1019293

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                      FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTER ENDED APRIL 27, 1997

                            _____________________________

                           Commission File Number 333-9763
                            _____________________________

                               American Skiing Company
               (Exact name of registrant as specified in its charter)

                 Maine                                   01-0503382
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)          Identification Number)

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

                                Yes [X]   No [   ]

                     The number of shares outstanding of each of the
               issuer's classes of common stock was 978,300 shares of common stock $.01 par value outstanding as at April 27,
                                        1997.


                      American Skiing Company and Subsidiaries


                                  Table of Contents

            Part I - Financial Information .................................2

            Item 1 Financial Statements  ...................................2

                 Condensed Consolidated Statement of Operations
                 (Unaudited) for the Three Months Ended April 27, 1997
                 and April 28, 1996 ........................................3

                 Condensed Consolidated Statement of Operations
                 (Unaudited) for the Nine Months Ended April 27, 1997
                 and April  28, 1996 .......................................4

                 Condensed Consolidated Balance Sheet (Assets)
                 (Unaudited) as of April 27, 1997 and April 28, 1996........5

                 Condensed Consolidated Balance Sheet (Liabilities and Stockholders' Equity)(Unaudited) as of April 27, 1997
                 and April 28, 1996.........................................6

                 Condensed Consolidated Balance Sheet (Assets)
                 (Unaudited) as of April 27, 1997 and July 28, 1996.........7

                 Condensed Consolidated Balance Sheet (Liabilities and Stockholders' Equity)(Unaudited) as of April 27, 1997
                 and July 28, 1996..........................................8

                 Condensed Consolidated Statement of Cash Flows
                 (Unaudited) for Nine Months Ended April 27, 1997
                 and April 28, 1996 ........................................9


            Notes to (Unaudited) Condensed Consolidated Financial
            Statements .....................................................11

            Item 2 Management's Discussion and Analysis of Financial
              Condition and Results of Operation ...........................13

            General ........................................................13

            Liquidity and Capital Resources ................................13

            Changes in Results of Operations ...............................14

            Changes in Financial Condition .................................17

            Part II Other Information ......................................23

                      American Skiing Company and Subsidiaries


                           Part I - Financial Information
                                       Item 1
                                Financial Statements

            This Form 10-Q is filed by the American Skiing Company for itself and its following wholly-owned subsidiaries:

            Sunday River Skiway Corporation         Sunday River, Ltd.
            Sunday River Transportation             Perfect Turn, Inc.
            LBO Holding, Inc.                       Sugarbush Resort Holdings,
                                                      Inc.
            Mountain Wastewater Treatment, Inc.     Sugarbush Leasing Company
            Sugarbush Restaurants, Inc.             Cranmore, Inc.
            Grand Summit Resort Properties, Inc.    S-K-I Limited
              (f/k/a LBO Hotel Co.)                 Mount Snow, Ltd.
            Killington, Ltd.                        Sugarloaf Mountain
                                                      Corporation
            Waterville Valley Ski Area, Ltd.        Dover Restaurants, Inc.
            Killington Restaurants, Inc.            Resort Software Services,
                                                      Inc.
            Resort Technologies, Inc.               Sugartech
            Mountainside                            Pico Ski Area Management
            Deerfield Operating Company

                 As used herein the term the "Company" means and refers
            to American Skiing Company, the subsidiary registrants listed above and its non-registrant wholly-owned subsidiaries Ski Insurance Company, Mountain Water Company, LBO Development Company and Killington West, Ltd. on a consolidated basis.

                      American Skiing Company and Subsidiaries


                   Condensed Consolidated Statement of Operations

                                           For the three Months Ended
                                         April 27, 1997  April 27, 1996
                                          (Unaudited)  (Unaudited)
            Revenues

            Skiing, lodging and other      $86,288,000 $26,342,000
            operations

            Real Estate                      1,886,000   4,788,000

            Total Revenues                  88,174,000  31,130,000

            Expenses

                   Cost of Operations       29,828,000   5,432,000

                   Cost Of Real Estate       2,061,000   4,806,000
                   Sales & Ops

                   Real Estate & Payroll     4,252,000     286,000
                   Taxes

                   Utilities                 4,468,000   2,273,000

                   Insurance                 2,189,000     873,000

                   S. G. & A.                8,595,000   4,919,000

                   Depreciation &            8,558,000   2,788,000
                   Amortization

            Total Operating Expenses        59,951,000  21,377,000

            Income From Operations          28,223,000   9,753,000

                   Interest                  5,316,000     854,000

            Income before provision for     22,907,000   8,899,000
            income taxes

            Provision for Income Tax         8,705,000   1,452,000
            Expense

            Net Income                     $14,202,000  $7,447,000

            Net income per common share         $14.52
            (note 5)

            Retained Earnings, beginning    $8,221,000 $30,721,000
            of the period

            Subtract: Distributions             0       (1,539,000)

            Add: Net Income                 14,202,000   7,447,000

            Retained earnings, end         $22,423,000 $36,629,000
            of period


            See accompanying Notes to (Unaudited) Condensed
            Consolidated Financial Statements.

                      American Skiing Company and Subsidiaries


                   Condensed Consolidated Statement of Operations

                                             For the Nine Months Ended
                                          April 27, 1997  April 28, 1996
                                            (Unaudited)   (Unaudited)

            Revenues

            Skiing, lodging and other       $162,361,000 $57,283,000
            operations

            Real Estate                        5,195,000   9,482,000

            Total Revenues                   167,556,000  66,765,000

            Expenses

                   Cost of Operations         71,055,000 24,047,000

                   Cost of Real Estate        5,675,000  4,806,000
                   Sales & Ops

                   Real Estate and Payroll    9,498,000  1,773,000
                   Taxes

                   Utilities                 12,194,000  5,083,000

                   Insurance                  5,299,000  1,758,000

                   S. G. & A.                21,096,000 10,383,000

                   Depreciation &            17,429,000  5,615,000
                   Amortization

            Total Operating Expenses        142,246,000 53,465,000

            Income from Operations           25,310,000 13,300,000

                   Interest                  18,387,000  2,307,000

            Income Before Provision for       6,923,000 10,993,000
            Income Taxes

            Provision for Income Tax Expense  2,631,000  1,004,000

            Net Income                       $4,292,000 $9,989,000

            Net income per common share           $4.39
            (note 5)

            Retained Earnings, beginning of $18,131,000 $28,726,000 the period

            Subtract: Distributions              0     (2,086,000)

            Add: Net Income                   4,292,000  9,989,000

            Retained earnings, end          $22,423,000$36,629,000
            of period

            See accompanying Notes to (Unaudited) Condensed
            Consolidated Financial Statements.

                      American Skiing Company and Subsidiaries


                        Condensed Consolidated Balance Sheet


                                        April 27, 1997  April 28, 1996
                                          (Unaudited)    (Unaudited)


            ASSETS

            Current Assets
                 Cash and Short-term       $2,417,000    $569,000
                 Investments

                 Investment held in         9,297,000     522,000
                 escrow

                 Accounts Receivable        5,649,000   1,651,000

                 Inventories                6,483,000   1,600,000

                 Prepaid Expenses           2,341,000     679,000

                 Other Current Assets       1,934,000     125,000

            Total Current Assets           28,121,000   5,146,000

                 Property and             248,540,000  81,255,000
                 Equipment, net

                 Deferred Tax Asset                 0     264,000

                 Long term Investment       8,630,000           0

                 Goodwill                   7,593,000           0

                 Prepaid Loan               7,119,000           0

                 Fees Other Assets          3,729,000   8,446,000

            TOTAL ASSETS                 $303,732,000 $95,111,000


            See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.

                      American Skiing Company and Subsidiaries


                        Condensed Consolidated Balance Sheet

                                          April 27, 1997 April 28, 1996
                                           (Unaudited) (Unaudited)

            LIABILITIES & STOCKHOLDERS EQUITY

            Current Liabilities

              Current portion of Long-term $13,342,000   $3,359,000
              Debt

              Accounts Payable and accrued  11,177,000    4,071,000
              expenses

              Federal Income Tax Payable     3,138,000      652,000

              Due to Shareholder             1,938,000      176,000

              Deposits and other Unearned    3,538,000    1,063,000
              Revenue

              Accrued Interest               6,125,000            0

              Other Accrued Expenses         4,567,000      529,000

            Total Current Liabilities       43,825,000    9,850,000

             Long-Term Debt                187,879,000   46,286,000

             Deferred Income Taxes -       31,213,000            0
             Long-term

             Other Long-Term Liabilities   14,620,000            0

            TOTAL LIABILITIES              277,537,000   56,136,000

            Stockholders'
            Equity

              Common Stock                      10,000      116,000

              Paid In Capital                3,762,000    2,230,000

              Retained Earnings             22,423,000   36,629,000

            Total Equity                    26,195,000   38,975,000

            TOTAL LIABILITIES AND EQUITY  $303,732,000  $95,111,000

            See accompanying Notes to (Unaudited) Condensed
            Consolidated Financial Statements.

                      American Skiing Company and Subsidiaries


                        Condensed Consolidated Balance Sheet


                                               April 27, 1997   July 28,1996
                                                (Unaudited)


            ASSETS

            Current Assets
               Cash and Short-term Investments    $2,417,000     $4,087,000
               Investments Held in Escrow          9,297,000     14,497,000
               Accounts Receivable                 5,649,000      2,458,000
               Inventories                         6,483,000      5,025,000
               Assets Held for Resale                      0     14,921,000
               Prepaid Expenses                    2,341,000      3,371,000
               Other Current Assets                1,934,000      2,975,000

            Total Current Assets                  28,121,000     47,334,000

               Property and Equipment, net       248,540,000    227,470,000

               Long Term Investments               8,630,000      4,343,000
               Goodwill                            7,593,000      6,540,000
               Prepaid Loan Fees                   7,119,000      7,911,000
               Other Assets                        3,729,000      5,134,000

            TOTAL ASSETS                        $303,732,000   $298,732,000

                      American Skiing Company and Subsidiaries


                        Condensed Consolidated Balance Sheet

                                          April 27, 1997 July 28, 1996
                                            (Unaudited)

            LIABILITIES & STOCKHOLDERS EQUITY
            Current
            Liabilities
             Current portion of Long-      $13,342,000   $22,893,000
             term Debt

             Accounts Payable               11,177,000    13,406,000

             Federal Income Tax Payable      3,138,000       671,000

             Due to Stockholder              1,938,000     5,375,000

             Deposits and other              3,538,000     3,541,000
             Unearned Revenue

             Accrued Interest                6,125,000     1,491,000

             Other Accrued Expenses          4,567,000     1,660,000

            Total Current Liabilities       43,825,000    49,037,000

             Long-Term Debt                187,879,000   187,827,000

             Deferred Income Taxes -        31,213,000    30,695,000
             Long-term

             Minority Interest                       0     2,492,000

             Other Long-Term Liabilities    14,620,000     6,778,000

            TOTAL LIABILITIES              277,537,000   276,829,000

            Stockholders' Equity

             Common Stock                       10,000        10,000
             Paid In Capital                 3,762,000     3,762,000
             Retained Earnings              22,423,000    18,131,000

            Total Equity                    26,195,000    21,903,000


          TOTAL LIABILITIES AND EQUITY    $303,732,000   $298,732,000


             See accompanying Notes to (Unaudited) Condensed
            Consolidated Financial Statements.

                      American Skiing Company and Subsidiaries


                   Condensed Consolidated Statement of Cash Flows

                                                   For the Nine Months Ended
                                                 April 27, 1997  April 28, 1996
            Cash flows from operating activities:   (Unaudited)  (Unaudited)

            Net Income (Loss)                         $4,292,000   $9,989,000

            Non-cash items included in net income (loss)

            depreciation and amortization             17,429,000    5,615,000
            Deferred Income taxes                        518,000      655,000

            Cash flows from operating
            activities before                         22,239,000   16,259,000

            Changes in assets and liabilities

            Change in assets and liabilities

            Decrease (Increase)  in investments        5,200,000            0
            held in escrow

            Decrease (Increase)  in Accounts         (3,191,000)    (337,000)
            Receivable

            Decrease (Increase) in Income Taxes                0            0
            Receivable

            Decrease (Increase) in inventories       (1,458,000)    (219,000)

            Decrease (Increase) in assets held for
             resale                                  13,721,000             0

            Decrease (Increase) in prepaid expenses   1,030,000    (109,000)

            Decrease (Increase) in other current       1,041,000    2,604,000
            assets

            Decrease (Increase) in Other Assets        1,405,000  (8,059,000)

            Increase (Decrease) accounts payable     (2,229,000)      100,000

            Increase (Decrease) income taxes payable   2,467,000      349,000

            Increase (Decrease) in deposits and          (3,000)      313,000
            unearned revenue

            Increase (Decrease) in other accrued       4,634,000            0
            Interest

            Increase (Decrease) in other accrued       2,907,000  (1,350,000)
            expenses

            Cash flow provided by operating activities
            after change in assets and liabilities    47,763,000    9,551,000

            Cash flows from investing activities:

            Additions to Property and Equipment     (23,110,000) (22,232,000)

            Investments in Assets held for resale   (14,450,000)            0

            Purchase of ski resort minority interest (2,492,000)            0

            Purchase of long term investments        (4,287,000)            0

            Net cash provided (Used) for investing (44,339,000) (22,232,000) activities

                      American Skiing Company and Subsidiaries



            Cash flows from financing activities:


            Net (reductions) proceeds in revolving  (11,498,000)   12,590,000
            credit agreement

            Reductions in Note payable to            (3,437,000)            0
            Shareholder

            Distributions to Shareholder                       0  (1,579,000)

            Additions to long term debt                9,841,000      877,000

            Net cash provided (used) for in          (5,094,000)   11,888,000
            financing activities

            Net increase (decrease) in cash and      (1,670,000)    (793,000)
            short term investments

            Cash and short term investments at         4,087,000    1,362,000
            beginning of year

            Cash and short term investments at end    $2,417,000     $569,000
            of period





            See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.

                      American Skiing Company and Subsidiaries


                Notes to (Unaudited) Condensed Consolidated Financial
                                     Statements

                 1. General. In the opinion of the Company the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 27, 1997, July 28, 1996, and April 28, 1996, the results of operations for the quarter and nine months ended April 27, 1997 and April 28, 1996, and statement of cash flows for the nine months ended April 27, 1997 and April 28, 1996. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the Amendment No. 2 to S-4 filed with the Securities and Exchange Commission November 22, 1996.

                 2. Acquisition of S-K-I. On June 28, 1996, the Company acquired S-K-I Limited, including all its subsidiaries (the "S-K-I Group"), for a total purchase price, including direct costs, of $104.6 million plus liabilities assumed (excluding deferred taxes) of $58.5 million for all of the shares outstanding of S-K-I Limited common stock (the "Acquisition"). Pursuant to the transaction, S-K-I Limited became a wholly-owned subsidiary of the Company. The acquisition was accounted for using the purchase accounting method. The consolidated financial statements contained herein reflect the results of operations of the acquired S-K-I Group subsequent to June 28, 1996 and include the balance sheet accounts of the acquired S-K-I Group at July 28, 1996, and April 27, 1997.

                 The purchase price was allocated to the fair value of S-
            K-I Limited's assets and liabilities at the date of acquisition as follows:
                                                         Fair Value of
                                                         Net Assets
                                                         Required
            Cash                                              $7,540,000
            Accounts Receivable, net                           1,625,000
            Inventory                                          3,271,000
            Prepaid expenses                                   2,153,000
            Property and equipment, net                      162,545,000
            Long-term investments                              3,893,000
            Goodwill                                           7,754,000
            Other assets                                       2,156,000

              Total Assets                                  $190,937,000


            Accounts payable and accrued expenses          $(16,567,000)
            Other liabilities                                (5,301,000)
            Minority interest                                (2,600,000)
            Debt acquired                                   (34,029,000)
            Deferred income taxes                           (27,820,000)

            Total liabilities                              $(86,317,000)

            Total                                           $104,620,000

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

                 On November 27, 1996, pursuant to a consent decree with
            the United States Department of Justice ("DOJ"), the Company divested the Waterville Valley and Mt. Cranmore resorts through an asset sale generating a purchase price of $17,500,000, with $14,750,000 paid in cash at closing and $2,750,000 paid by a note from the purchaser. The assets held for sale of the Mt. Cranmore resort included in the accompanying consolidated balance sheet as of July 28, 1996 are approximately $4.4 million and the net income for the year ended July 28, 1996 of the Mt. Cranmore resort included in the accompanying consolidated statement of operations is approximately $251,000. The assets held for sale of the Waterville Valley resort included in the accompanying consolidated balance sheet as of July 28, 1996 are approximately $12.3 million and the net loss for the period June 28 through July 28, 1996 of the Waterville Valley resort included in the accompanying consolidated statement of operations is approximately $161,000.

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

                 5. Net Income per Common Share. Net income per common share figures are based on the average shares outstanding during the third quarter of fiscal 1997 and the three quarters ended April 27, 1997 of 978,300. Prior to June 28, 1996 all of the Company's outstanding common stock was owned by the same individual, and accordingly earnings per share has not been presented for the quarter or the nine months ended April 28, 1996.

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

                      American Skiing Company and Subsidiaries


                                       Item 2
                  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations


                                       General


                 Set forth below is management's discussion and analysis
            of (i ) the liquidity and capital resources of the Company,
            (ii) changes in financial condition of the Company, including
            (a) a discussion of changes in financial condition from the end of the 1996 fiscal year through the quarter ended and the nine months ended April 27, 1997, and (b) a comparison of financial condition between the quarter ended and the first nine months of fiscal 1997 as compared to the quarter ended and the first nine months of fiscal 1996, and (iii) the results of operations for the quarter ended and the first nine months of fiscal 1997 as compared to the corresponding quarter ended and the first nine months of fiscal 1996.

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

                 Factors that could cause actual results to differ
            materially include, among other matters, changes in state or federal law; future economic conditions; earnings-retention and dividend-payout policies; developments in the regulatory and competitive environments in which the Company operates; and other circumstances that could affect anticipated revenues and costs.

                           Liquidity and Capital Resources


                 1. Liquidity. The Company's business is highly seasonal, with the vast majority of its annual revenues historically being generated in the second and third quarters. The third quarter historically generates the most substantial portion of revenues. Operating losses are expected in the first and fourth quarters.

                 The first nine months of fiscal 1997 generated net
            income of $4,292,000 this reflects the impact of cash flow from operations substantially exceeded fixed charges for the period, as expected for the third quarter (Net Income of $14,202,000). As anticipated, the Company reduced utilization of its senior credit facility by $11,498,000 to $28,462,000. Management expects utilization of its senior credit facility to increase by the close of the fourth

                      American Skiing Company and Subsidiaries


            quarter due to seasonal operations and utilization of the senior credit facility to begin funding the Company's summer 1997 capital improvement program. The Company expects to undertake and complete approximately $32 million of capital improvements at its resorts beginning during the fourth quarter of fiscal 1997 and concluding during the second quarter of fiscal 1998.

                 Management believes cash flow from second and third
            quarter operations, combined with borrowings under its senior credit facility, will be sufficient to meet its cash operating requirements for the remainder of 1997 fiscal year, the first and second quarters of fiscal 1998 and fund its 1997 summer capital improvement program.

                 2.  Capital Resources.   As of June 1, 1997, the Company
            received a requested increase under its senior credit facility to the $65 million level based upon results of its operations for the nine months ended April 27, 1997. The Company's estimated $32 million capital improvement plan for summer 1997 consists of lift, snow making and base facility improvements at each of its resorts. The capital program will be funded through the Company's senior credit facility.

                 The Company, through its wholly-owned subsidiary Grand
            Summit Resort Properties, Inc., substantially completed construction of the Grand Summit Attitash/Bear Peak, a 105 unit quartershare condominium hotel located at the Attitash/Bear Peak Resort in Bartlett, New Hampshire, during the third quarter of fiscal 1997, at a cost of approximately $13.5 million funded through an $8,500,000 construction loan provided by Key Bank of Maine and the remainder through cash provided by the Company. The Company, through its wholly-owned subsidiary Grand Summit Resort Properties, Inc., expects to commence construction of three additional quartershare condominium hotels at the Sunday River, Killington and Mount Snow resorts during the fourth quarter of fiscal 1997. Commencement of construction of the hotels is conditioned upon closing upon financing for those projects. The costs of the hotels is estimated at $68 million. The entire cost of the hotels is expected to be funded through borrowing by the Grand Summit Resort Properties, Inc. subsidiary without recourse to American Skiing Company, or any of its other subsidiaries. The Company expects to receive a commitment for financing the full cost of the hotels from Textron Financial Corporation by the close of the fourth quarter of fiscal 1997. No commitment has been received as of the date hereof. No contractual commitments to proceed with the construction of the three hotels has been established as of the date hereof.

                          Changes In  Results of Operations

                      Changes for the Third Quarter of Fiscal 1997 compared to the Third Quarter of Fiscal 1996.


                 1.  Skiing & Lodging Revenues:   Revenues from
            operations increased from $26,342,000 for the third quarter of fiscal 1996 to $86,288,000 for the third quarter of fiscal 1997. The $59,946,000 increase is due primarily from the addition of the SKI Resorts & the Pico Ski Resort. There was approximately $3,200,000 increase in revenues attributable to the pre-merger resorts and the Company's general activities.

                 Revenues from real estate operations decreased from
            $4,788,000 for the third quarter of fiscal 1996 to $1,886,000

                      American Skiing Company and Subsidiaries

            for the third quarter of fiscal 1997. This $2,902,000 decrease is primarily due to all quartershares at the Summit Hotel at Sunday River being entirely sold by July, 1996. The Company completed construction of the new Grand Summit Hotel in Bartlett, New Hampshire in the Spring of 1997 and began closing on sales of quartershares on April 6, 1997. As of April 27, 1997 the Grand Summit Hotel at Attitash closed over $1.8 million of sales, which accounts for nearly all of the third quarter real estate operations revenue.

                 2. Cost of Operations: Cost of operations increased from $5,432,000 for the third quarter of fiscal 1996 to $29,828,000 for the third quarter of fiscal 1997. This $24,396,000 increase was primarily due to the acquisition of the SKI Resorts.

                 Cost of real estate operations decreased from $4,806,000
            for the third quarter of fiscal 1996 to $2,061,000 for the third quarter of fiscal 1997. This $2,745,000 decrease is primarily due to decreased sales. There is also approximately $500,000 of pre-construction expenses related to the quartershare hotel projects that have not commenced construction.

                 3.  Real Estate, Payroll & other Taxes:   This item
            increased predominantly due to the addition of the SKI Resorts. Expenses at the Company's pre-merger resorts were comparable to the prior year during the same nine month period.

                 4. Insurance: Insurance increased from $873,000 for the third quarter of fiscal 1996, to $2,189,000 for the third quarter of fiscal 1997. The $1,316,000 increase is mostly due to the acquisition of the SKI Resorts. There was a reduction in insurance expense in the pre-merger resorts of approximately $500,000.

                 5.  Selling, General, & Administrative:   Selling,
            General, & Administrative expense increased from $4,919,000 for third quarter of fiscal 1996, to $8,595,000 for the third quarter of fiscal 1997. This $3,676,000 increase is entirely due to the addition of the SKI Resorts.


                 6.  Depreciation & Amortization:   Depreciation &
            Amortization increased from $2,788,000 for the third quarter of fiscal 1996, to $8,558,000 for the third quarter of fiscal 1997. This $5,770,000 increase is primarily due to the addition of the SKI resorts. The remainder of the increase results from capital improvements and the amortization of goodwill and prepaid loan fees which did not exist prior to the merger.

                 7.  Interest:   Interest increased from $854,000 for the
            third quarter of fiscal 1996, to $5,316,000 for the third quarter of fiscal 1997. The increase is attributable to an increase in the Company's indebtedness in conjunction with the acquisition of the SKI resorts and the Company's Summer 1996 capital improvement program.

                 8. Income Tax Expense: Income tax expense increased from $1,452,000 for the third quarter of fiscal 1996, to $8,705,000 for the third quarter of fiscal 1997. The reason for the significant increase of $7,253,000 is that certain of the pre-merger resorts were not subject to tax at the corporate level for Federal and State income tax purposes due to their status as "S" corporations. In fiscal 1997 the

                      American Skiing Company and Subsidiaries




            Company and all of its subsidiaries are subject to tax at the corporate level.

                          Changes in Results of Operations

            Changes for the First Nine Months of Fiscal 1997 compared to the First Nine Months of Fiscal 1996.

                 1. Skiing & Lodging Revenues: Revenues from operations increased from $57,283,000 for the nine months ended April 28, 1996 to $162,361,000 for the nine months ended April 27, 1997. The $105,078,000 increase is due in part to the addition of the SKI Resorts and the Pico Ski Resort, which
            accounts for an increase of $104,000,000.   The divestiture
            of Cranmore accounts for a decrease of revenues of $1,700,000, and there was an increase in skiing & lodging
            revenues at the pre-merger resorts of  $1,000,000.   An
            additional $1,700,000 was generated from the Company's more general activities.

                 Revenues from real estate operations decreased from
            $9,482,000 for the nine months ended April 28, 1996 to $5,195,000 for the nine months ended April 27, 1997. This $4,287,000 decrease is primarily due to all quartershares at the Summit Hotel at Sunday River being fully sold out by July, 1996. The Company has completed construction of the new Grand Summit Hotel located at the Attitash/Bear Peak Ski
            Resort.   The Company began closing on quartershares sales at
            the Grand Summit at Attitash/Bear Peak on April 6, 1997. As of April 27, 1997 the Grand Summit at Attitash had closed over $1.8 million of quartershare sales.

                 2. Cost of Operations: Cost of operations increased from $24,047,000 for the first nine months of fiscal 1996 to $71,055,000 for the first nine months of fiscal 1997. This $47,008,000 increase was primarily due to the acquisition of the SKI Resorts.

                 Cost of real estate operations increased from $4,806,000
            for the first nine months of fiscal 1996 to $5,675,000 for the first nine months of fiscal 1997. This $869,000 increase is entirely due to pre-construction activities on the hotel
            projects that have not yet begun construction.   The Company
            has incurred approximately $1,000,000 of expenses related to the quartershare hotel projects that have not begun construction.

                 3.  Real Estate, Payroll & other Taxes:   This item
            increased predominantly due to the addition of the SKI Resorts. Expenses at the Company's pre-merger resorts were comparable to the prior year during the same nine month period.

                 4. Utilities: Utilities expense increased from $5,083,000 for the first nine months of fiscal 1996, to $12,194,000 for the first nine months of fiscal 1997. The total increase of $7,111,000 was entirely from the addition of the SKI Resorts.

                      American Skiing Company and Subsidiaries

                 5. Insurance: Insurance increased from $1,758,000 for the first nine months of fiscal 1996, to $5,299,000 for the first nine months of fiscal 1997. The $3,541,000 increase is mostly due to the addition of the SKI Resorts. There was a reduction in insurance expense in the pre-merger resorts of approximately $1,000,000.


                 6.  Selling, General, & Administrative:   Selling,
            General, & Administrative expense increased from $10,383,000 for the first nine months of fiscal 1996, to $21,096,000 for the first nine months of fiscal 1997. This $10,713,000 increase is entirely due to the addition of the SKI Resorts and increased marketing activities.


                 7.  Depreciation & Amortization:   Depreciation &
            Amortization increased from $5,615,000 for the first nine months of fiscal 1996, to $17,429,000 for the first nine months of fiscal 1997. This $11,814,000 increase is due to the addition of the SKI resorts which accounted for $10,500,000 of the increase. The remainder of the increase results from capital improvements and the amortization of goodwill and prepaid loan fees which did not exist prior to the merger.


                 8.  Interest:   Interest increased from $2,307,000 for
            the first nine months of fiscal 1996, to $18,387,000 for the
            first nine months of fiscal 1997.   This  increase is
            attributable to an increase in the Company's indebtedness in conjunction with the acquisition of the SKI resorts and the Company's Summer 1996 capital improvement program.

                 9. Income Tax Expense: Income tax expense increased from $1,004,000 for the first nine months of fiscal 1996, to $2,631,000 for the first nine months of fiscal 1997. Income tax expense increased even though taxable income decreased because certain of the pre-merger resorts were not subject to tax at the corporate level during fiscal 1996 for Federal and State income tax purposes due to their status as "S" corporations. In fiscal 1997 the Company and all of its subsidiaries are subject to tax at the corporate level.


                           Changes in Financial Condition

              Changes as of April 27, 1997 compared to April 28, 1996.


                 1. Cash and Short Term Investments: Cash and Short term investments increased $1,848,000 from April 28, 1996 to
            April 27, 1997. This increase is primarily due to the inclusion of the pre-merger resorts.

                 2. Investments Held in Escrow: Investments held in escrow increased from $522,000 on April 28, 1996 to
            $9,297,000 on April 27, 1997. The increase in this asset results from two factors:

                      American Skiing Company and Subsidiaries

                      (a) The Company was required to establish a debt service escrow of $7.3 million in connection with the issuance of the Company's Senior Subordinated Notes due 2006; and

                      (b)  Included in this asset is approximately
                           $1,200,000 of escrow deposits the Company has received in conjunction with the sale of quartershare units.

                 3.  Accounts Receivable:   Accounts receivable increased
            from $1,651,000 on April 28, 1996 to $5,649,000 on April 27,
            1997.   The increase of $3,998,000 is comprised of  a
            $2,500,000 increase from the acquisition of the SKI Resorts, $750,000 resulting from the sale of Bear Mountain by Fibreboard Corporation, and approximately $700,000 attributable to operations at the pre-merger resorts.

                 4. Inventories: Inventories increased from $1,600,000 as of April 28, 1996 to $6,483,000 as of April 27, 1997.
            This increase of $4,833,000 is principally due to the acquisition of the SKI Resorts, and the leasing of a high volume retail operation at the base of the access road of Killington Ski Resort.

                 5. Prepaid Expenses: Prepaid expenses increased from $679,000 as of April 28, 1996, to $2,341,000 as of April 27,
            1997. $1,200,000 of this increase is from the acquisition of the SKI Resorts and $500,000 results from expenses incurred in producing future quartershare sales.

                 6. Other Current Assets: Other current assets increased from $125,000 as of April 28, 1996 to $1,934,000 as of April 27, 1997. This $1,809,000 increase is related to the addition of the SKI Resorts.

                 7.  Property, Plant, & Equipment, net:   Plant Property
            and Equipment, net increased from $81,255,000 as of April 28, 1996 to $248,540,000 as of April 27, 1997. This increase of $167,285,000 is from the following:

                      (a)  $150,000,000 from the acquisition of the SKI
                           Resorts;

                      (b)  $14,500,000 from the construction of
                           quartershare hotel projects;

                      (c) $22,000,000 in capital projects related to the resorts; and

                      (d)  $19,500,000 of depreciation.

                 8.  Long Term Investments:   Long Term Investments
            increased from $0 as of April 28, 1996 to $8,630,000 as of April 27, 1997. This asset is comprised of long-term investments constituting (a) reserves for SKI Insurance Company, which are approximately $5,800,000, and (b) a $2,800,000 note receivable received in the divestiture of Waterville Ski Resort and Cranmore Ski Resort.

                      American Skiing Company and Subsidiaries

                  9. Goodwill: Goodwill increased from $0 as of April 28, 1996 to $7,593,000 as of April 27, 1997. The increase is entirely related to the acquisition of the SKI Resorts.

                 10. Prepaid Loan Fees: Prepaid Loan Fees increased from $0 as of April 28, 1996 to $7,119,000 as of April 27, 1997. These one-time expenditures were related to the acquisition of SKI. This asset is stated net of amortization.

                 11. Other Assets: Other Assets decreased from $8,446,000 as of April 28, 1996, to $3,729,000 as of April
            27, 1997. This decrease of $4,717,000 results from the SKI acquisition. As of April 28, 1996 this asset included stock purchases of approximately $800,000 and a deposit on the acquisition of SKI of $5,000,000. Net of these two items was an actual $1,000,000 increase related to the addition of the SKI Resorts.

                 12.  Current Portion of Long Term Debt:   Current
            portion of long term debt increased from $3,359,000 as of April 28, 1996 to $13,342,000 as of April 27, 1997 , an
            increase of $9,983,000. The increase is primarily from the Company's increase in its senior credit facility, the structure of the facility and required levels of periodic repayments.

                 13. Accounts Payable & Accrued Expenses: Accounts Payable and Accrued expenses increased from $4,071,000 as of April 28, 1996 to $11,177,000 as of April 27, 1997, a
            $7,106,000 increase. $6,600,000 of the increase is related to the acquisition of the SKI resorts and the remaining increase results from favorable supplier credit terms and additional operations, including Pico Ski Resort and other new retail operations.

                 14. Income Taxes Payable: Income taxes payable increased from $652,000 as of April 28, 1996 to $3,138,000 as of April 27, 1997. The increase is related to certain taxable income generated by the Company, which in the previous year did not constitute taxable income due to certain of the companies' status as "S" corporations for Federal and State income tax purposes.

                 15. Due to Shareholder: Due to Shareholder increased from $176,000 as of April 28, 1996 to $1,938,000 as of April
            27, 1997. The increase relates to the $5,200,000 note payable to Leslie B. Otten that was established to fund Mr. Otten's personal tax liability generated by income at certain of the pre-merger resorts, which were "S" corporations for Federal and State income tax purposes. As of April 27, 1997 $3,400,000 of Mr. Otten's prior year tax liability had been funded.

                 16. Deposits and Unearned Revenue: Deposits and unearned revenue increased from $1,063,000 as of April 28, 1996 to $3,538,000 as of April 27, 1997, an increase of $2,475,000. This increase is from the acquisition of the SKI Resorts ($1,200,000) and from the pre-sale of hotel quartershares units ($1,200,000).

                 17. Accrued Interest: Accrued Interest increased from $0 as of April 28, 1996 to $6,125,000 as of April 27, 1997.
            This increase is principally attributable to the scheduled accrual of interest on the Company's $120 million senior subordinated notes due 2006 and other various liabilities.

                      American Skiing Company and Subsidiaries


            Interest payments are made semi-annually on the senior subordinated notes.

                 18.  Other Accrued Expenses:   Other accrued expenses
            increased from $529,000 as of April 28, 1996 to $4,567,000 as of April 27, 1997. The majority of the $4,038,000 increase is related to the acquisition of the SKI Resorts. The rest of the increase is attributable principally to the expenses incurred in pursuing quartershare hotel development, with minor increases in the pre-merger resorts.

                 19. Long Term Debt: Long term debt increased from $46,286,000 as of April 28, 1996 to $187,879,000 as of April
            27, 1997. The increase is from the acquisition of the SKI Resorts and the summer 1996 capital program.

                 20. Deferred Income Taxes: Deferred income taxes increased from $0 as of April 28, 1996 to $31,213,000 as of April 27, 1997. The increase of $31 million in deferred income taxes is attributable to three principal sources:

                 1. Approximately $6 million of the increase relates to several subsidiaries that were previously "S"> Corporations for Federal and State income tax purposes losing their "S"> status as a result of becoming subsidiaries of the Company;

                 2. SKI, Ltd. carried approximately $10 million of deferred taxes into the Company; and

                 3. Approximately $15.3 million of the increase relates to a basis adjustment in conjunction with the purchase of the SKI Resorts. Assets were adjusted upward to equal the purchase price in accordance with generally accepted accounting principles for financial reporting purposes, while those same assets were not adjusted for tax reporting purposes.

                 21.  Other Long Term Liabilities:    Other Long Term
            Liabilities increased from $0 as of April 28, 1996 to
            $14,620,000 as of April 27, 1997.   This increase results
            from the addition and acquisition of the SKI Resorts.

                 22. Paid in Capital: Paid in capital increased $1.5 million. The increase resulted from capital contributed to the Company on a pre-merger basis.

                 23. Retained Earnings: Retained Earnings decreased $14.2 million from April 28, 1996 to April 27, 1997. The decrease is attributable to the following factors:

                      (a) $5.2 million from the establishment of the note payable to Mr. Otten to Fund "S" corporation tax liability;

                      American Skiing Company and Subsidiaries



                      (b) $2.1 million from the payment of estimated tax payments on behalf of Mr. Otten associated with the tax liability generated by the companies that were previously "S" corporations;

                      (c) $6.9 million net loss for the period from April 29, 1996 to April 27, 1997.

                           Changes in Financial Condition

               Changes as of April 27, 1997 compared to July 28, 1996.

                 1. Cash and Short Term Investments: Cash and short term investments decreased $1,670,000 from July 28, 1996 to April 27, 1997. The decrease results from the Company changing cash management practices to maximize reductions in the Company's senior credit facility.

                 2. Investments Held in Escrow: Investments held in escrow decreased $5,200,000 from July 28, 1996 to April 27, 1997. The reduction is primarily from the scheduled interest payment made January 15, 1997 on the Company's 12% Senior Subordinated Notes due 2006.

                 3.  Accounts Receivable:   Accounts receivable increased
            from $2,458,000 on July 28, 1996 to $5,649,000 on April 27,
            1997.   The increase of $3,191,000 is comprised of  a
            $2,400,000 increase in connection with the operating cycle of the Company and, $750,000 from the Company's more general operations.

                 4. Inventories: Inventories increased from $5,025,000 as of July 28, 1996 to $6,483,000 as of April 27, 1997. This
            increase of $1,458,000 results primarily from the long term lease of a major retail operation at the base of the Killington Ski Resort access road and the acquisition of the Pico Ski Resort.

                 5.  Assets Held for Resale:   Assets held for resale
            decreased $14.9 million due to divestiture of Waterville and Cranmore Ski Resorts.

                 6. Prepaid Expenses: Prepaid expenses decreased from $3,371,000 as of July 28, 1996, to $2,341,000 as of April 27,
            1997. The decrease of $1,030,000 results from prepaid expenditures that relate to the 96-97 operating season which have been expensed in the normal course of business.

                 7. Other Current Assets: Other current assets decreased from $2,975,000 as of July 28, 1996 to $1,934,000 as of April 27, 1997. This $1,041,000 decrease is from the sale of properties held for resale that were classified as "other current assets".

                 8.  Property, Plant, & Equipment, net:   Property, Plant
            and Equipment, net increased from $227,470,000 as of July 28, 1996 to $248,540,000 as of April 27, 1997. This increase of $21,070,000 results from the following:

                     American Skiing Company and Subsidiaries

                      (a)  A reduction of  $16.5 million from
                           depreciation;

                      (b)  An increase of $14.5 million from the
                           construction and development of quartershare hotel projects; and

                      (c)  An increase of $23.1 million in capital
                           projects related to the resorts, and the acquisition of the Pico Ski Resort.

                 9.  Long Term Investments:   Long Term Investments
            increased from $4,343,000 as of July 28, 1996 to $8,630,000 as of April 27, 1997. This increase of $4,287,000 is comprised of an increase of $1,400,000 in the long-term investments held by SKI Insurance Company and a $2,800,000 note receivable in conjunction with the divestiture of Waterville Ski Resort and Cranmore Ski Resort.

                 10. Goodwill: Goodwill increased from $6,540,000 as of July 28, 1996 to $7,593,000 as of April 27, 1997. The
            increase is from a change in purchase accounting related to the acquisition of SKI, Ltd. This increase relates to the divestiture of Waterville and Cranmore Ski Resorts and classifying the expenses related to maintaining the properties until sold, as required by the Department of Justice consent decree, as a reduction in the purchase price allocated to the assets divested. The increase is net of amortization expense recognized during the nine month period ended April 27, 1997.

                 11.  Other Assets:  Other assets decreased from
            $5,134,000 as of July 28, 1996 to $3,729,000 as of April 27,
            1997. This $1,405,000 decrease is from the normal operating cycle of the Company and the usage of these assets during the ski season.

                 12.  Current Portion of Long Term Debt:   Current
            portion of long term debt decreased from $22,893,000 as of July 28, 1997 to $13,342,000 as of April 27, 1997, a decrease of $9,551,000. The decrease is primarily from the Company reducing the revolving line of credit by over $11,000,000, with an increase in the current portion of long term debt of $1,500,000 from the addition of approximately $8,000,000 of capital leases.

                 13. Income Taxes Payable: Income taxes payable increased from $671,000 as of July 28, 1996 to $3,138,000 as of April 27, 1997. The increase is related to the taxable income generated by the Company during the first nine months of the 1997 fiscal year. Historically the Company has had forth quarter losses that will reduce the amount payable.

                 14. Due to Shareholder: Due to Shareholder decreased from $5,375,000 as of July 28, 1996 to $1,938,000 as of April
            27, 1997. The decrease of $3,437,000 is due to the payment of a portion of the Note during fiscal 1997. The Note was established to fund Mr. Otten's personal tax liability generated by certain of the pre-merger "S" corporation resorts.

                 15. Accrued Interest: Accrued Interest increased from $1,491,000 as of July 28, 1996 to $6,125,000 as of April 27,
            1997.  This increase is principally attributable to the

                      American Skiing Company and Subsidiaries


            scheduled accrual of interest on the Company's $120 million senior subordinated notes due 2006 and other various liabilities. Interest payments are made semi-annually on the senior subordinated notes.

                 16. Other Accrued Expenses: Other accrued expenses increased from $1,660,000 as of July 28, 1996 to $4,567,000 as of April 27, 1997. The increase in this account is from the accrual of various operating leases, both new and existing.

                 17.  Minority Interest:   Minority interest decreased
            $2.5 million. This is related to acquiring the remaining 49% of Sugarloaf Ski Resort mentioned in footnote number 2.

                 18.  Other Long Term Liabilities:    Other Long Term
            Liabilities increased from $6,778,000 as of July 28, 1996 to
            $14,620,000 as of April 27, 1997.   This $7,842,000 increase
            is from the addition of capital leases, future SKI stock redemption liability, and SKI Insurance long term liabilities.

                 19. Retained Earnings: Retained Earnings increased $4.3 million from July 28, 1996 to April 27, 1997 and is entirely attributable to the results from operations over the same time period.


                             Part II - Other Information

                                       Item 5

                                  Other Information

                 On April 9, 1997 the Company entered into a non-binding
            letter of intent to acquire substantially all the assets of Wolf Mountain Resorts, L.C., which consist principally of the Wolf Mountain Ski Resort located in Summit County, Utah. The acquisition contemplated by the letter of intent provides for the acquisition by purchase of substantially all the non-real estate assets of Wolf Mountain Resorts, L.C. for a purchase price of $7.7 million, and the establishment of a long term lease with an initial term of 50 years and three 50-year renewal terms for substantially all the real estate assets of Wolf Mountain Resorts, L.C.

                 A definitive, binding purchase and sale agreement is
            expected to be executed, delivered and become effective on or about June 27, 1997. The closing of the acquisition is expected to occur contemporaneously with the definitive purchase and sale agreement becoming effective. The Company has made the necessary filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and has received early termination of the waiting period under that Act.

                 The Company is currently in the process of arranging
            financing for both the acquisition and a summer 1997 capital improvement program at the Wolf Mountain Resort involving an estimated $12 million to $18 million in lift, snowmaking and base area improvements. No binding commitments for necessary financing have been received as of the date hereof.

                                     SIGNATURES

                 Pursuant to the requirements of the Securities Exchange
            act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AMERICAN SKIING COMPANY


            Date:  June 11, 1997              /s/ Thomas M. Richardson

                                               Thomas M. Richardson
                                              Senior Vice President Finance
                                               Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)

            Date:  June 11, 1997               /s/ Christopher E. Howard

                                               Christopher E. Howard
                                              Chief Administrative Officer
                                                   and General Counsel
                                               (Duly Authorized Officer)