Form 10-Q/A
period 1997-04-27
AMERICAN SKIING CO
filed 1997-08-11
CIK 1019293

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-QA

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

                                Yes [X]   No [   ]

                     The number of shares outstanding of each of the
               issuer's classes of common stock was 978,300 shares of common stock $.01 par value outstanding as at April 27,
                                        1997.[PAGE]


                      American Skiing Company and Subsidiaries


                                  Table of Contents

            Part I - Financial Information .....................2

            Item 1 Financial Statements  .......................2

                 Condensed Consolidated Statement of Operations
                 (Unaudited) for the Three Months Ended April 27, 1997
                 and April 28, 1996 ............................3

                 Condensed Consolidated Statement of Operations
                 (Unaudited) for the Nine Months Ended April 27, 1997
                 and April  28, 1996 ...........................4

                 Condensed Consolidated Balance Sheet (Assets)
                 (Unaudited) as of April 27, 1997 and
                 July 28, 1996..................................5

                 Condensed Consolidated Balance Sheet (Liabilities and Stockholders' Equity)(Unaudited) as of April 27, 1997
                 and July 28, 1996..............................6

                 Condensed Consolidated Statement of Cash Flows
                 (Unaudited) for Nine Months Ended April 27, 1997
                 and April 28, 1996 ............................7


            Notes to (Unaudited) Condensed Consolidated Financial
            Statements ........................................9

            Item 2 Management's Discussion and Analysis of Financial
              Condition and Results of Operation ..............13

            General ...........................................13

            Liquidity and Capital Resources ...................13

            Changes in Results of Operations ..................14

            Changes in Financial Condition ....................17

            Part II Other Information .........................19













                                          i[PAGE]


                      American Skiing Company and Subsidiaries


                           Part I - Financial Information
                                       Item 1
                                Financial Statements

            This Form 10-Q is filed by the American Skiing Company for itself and its following wholly-owned subsidiaries:

        Sunday River Skiway Corporation         Sunday River, Ltd.
        Sunday River Transportation             Perfect Turn, Inc.
        Sugarbush Resort Holdings, Inc.         LBO Holding, Inc.
        Mountain Wastewater Treatment, Inc.     Sugarbush Leasing Company
        Sugarbush Restaurants, Inc.             Cranmore, Inc.
        Grand Summit Resort Properties, Inc.    S-K-I Limited
          (f/k/a LBO Hotel Co.)                 Mount Snow, Ltd.
        Sugarloaf Mountain Corporation          Killington, Ltd.
        Waterville Valley Ski Area, Ltd.        Dover Restaurants, Inc.
        Killington Restaurants, Inc.            Mountainside
        Resort Technologies, Inc.               Sugartech
        Resort Software Services, Inc.          Pico Ski Area Management
        Deerfield Operating Company

                 As used herein the term the "Company" means and refers
            to American Skiing Company, the subsidiary registrants listed above and its non-registrant wholly-owned subsidiaries Ski Insurance Company, Mountain Water Company, LBO Development Company and Killington West, Ltd. on a consolidated basis.

























                                          2[PAGE]


                      American Skiing Company and Subsidiaries


                   Condensed Consolidated Statement of Operations

                                       For the three    Months Ended
                                       April 27, 1997   April 28, 1997
                                        (Unaudited)      (Unaudited)
            Revenues

            Skiing, lodging and other
            operations                  $81,673,000      $26,342,000
            Real Estate                   2,674,000        4,788,000

            Total Revenues               84,347,000       31,130,000

            Expenses

                Cost of Operations       27,612,000        5,432,000
                Cost Of Real Estate
                   Sales & Ops            2,167,000        4,806,000
                Real Estate & Payroll
                Taxes                     4,429,000          286,000
                Utilities                 4,493,000        2,273,000
                Insurance                 1,447,000          873,000
                S. G. & A.                9,097,000        4,919,000
                Depreciation &
                   Amortization           8,075,000        2,788,000

            Total Operating Expenses     57,320,000       21,377,000

            Income From Operations       27,027,000        9,753,000

                Interest                  5,325,000          854,000

            Income before provision for
            income taxes                 21,702,000        8,899,000

            Provision for Income Tax
            Expense                       8,623,000        1,452,000

            Net Income                  $13,079,000       $7,447,000

            Net income per common share      $13.37
            (note 6)

            Retained Earnings, beginning
              of the period              $8,221,000      $30,721,000
            Subtract: Distributions             0         (1,539,000)
            Add: Net Income              13,079,000        7,447,000


            Retained earnings, end
            of period                  $21,300,000       $36,629,000

            See accompanying Notes to (Unaudited) Condensed
            Consolidated Financial Statements.

































                                          3[PAGE]


                      American Skiing Company and Subsidiaries


                   Condensed Consolidated Statement of Operations

                                            For the Nine Months Ended
                                        April 27, 1997    April 28, 1996
                                         (Unaudited)       (Unaudited)

            Revenues

            Skiing, lodging and other
               operations                $157,747,000      $57,283,000
            Real Estate                     5,983,000        9,482,000
            Total Revenues                163,730,000       66,765,000


            Expenses
               Cost of Operations          69,741,000       24,047,000
               Cost of Real Estate
                  Sales & Ops               4,880,000        4,806,000
               Real Estate and Payroll
                   Taxes                    9,675,000        1,773,000
               Utilities                   12,219,000        5,083,000
               Insurance                    4,557,000        1,758,000
               S. G. & A.                  21,598,000       10,383,000
               Depreciation &
                   Amortization           16,946,000         5,615,000

            Total Operating Expenses     139,616,000        53,465,000

            Income from Operations        24,114,000        13,300,000

                 Interest                 18,396,000         2,307,000

            Income Before Provision for
               Income Taxes                5,718,000        10,993,000

             Provision for Income
               Tax Expense                 2,549,000         1,004,000

            Net Income                    $3,169,000        $9,989,000


            Net income per common share
            (note 6)                          $3.24

            Retained Earnings, beginning
               of the period              $18,131,000       $28,726,000
            Subtract: Distributions              0           (2,086,000)
            Add: Net Income                 3,169,000         9,989,000

            Retained earnings, end
               of period                  $21,300,000       $36,629,000

            See accompanying Notes to (Unaudited) Condensed
            Consolidated Financial Statements.


































                                          4[PAGE]


                      American Skiing Company and Subsidiaries


                        Condensed Consolidated Balance Sheet


                                               April 27, 1997  July 28, 1996
                                                 (Unaudited)
              ASSETS

            Current Assets
               Cash and Short-term Investments    $2,417,000   $4,087,000
               Investments Held in Escrow          9,297,000   14,497,000
               Accounts Receivable                 4,952,000    2,458,000
               Inventories                         6,380,000    5,025,000
               Assets Held for Resale                      0   14,921,000
               Prepaid Expenses                    2,039,000    3,371,000
               Property Developed for Resale       9,070,000            0
               Other Current Assets                2,242,000    2,975,000

            Total Current Assets                  36,397,000   47,334,000


               Property and Equipment, net       241,013,000  227,470,000

               Long Term Investments               4,199,000    4,343,000
               Goodwill                            7,595,000    6,540,000
               Prepaid Loan Fees                   7,119,000    7,911,000
               Other Assets                        6,445,000    5,134,000

            TOTAL ASSETS                        $302,768,000 $298,732,000




















                                          5[PAGE]


                      American Skiing Company and Subsidiaries


                        Condensed Consolidated Balance Sheet

                                          April 27, 1997   July 28,1996
                                         (Unaudited)

            LIABILITIES & STOCKHOLDERS EQUITY
            Current
            Liabilities
             Current portion of Long-
               term Debt                   $13,280,000     $22,893,000
             Accounts Payable and
               Accrued Expenses             14,683,000      15,066,000
             Federal Income Tax Payable        401,000         671,000
             Due to Stockholder              1,966,000       5,375,000
             Deposits and other
               Unearned Revenue              3,135,000       3,541,000
             Accrued Interest                5,043,000       1,491,000

            Total Current Liabilities       38,508,000      49,037,000

             Long-Term Debt                194,882,000     187,827,000
             Deferred Income Taxes -
             Long-term                      34,645,000      30,695,000
             Minority Interest                       0       2,492,000
             Other Long-Term Liabilities     9,661,000       6,778,000

            TOTAL LIABILITIES              277,696,000     276,829,000

            Stockholders' Equity

             Common Stock                       10,000         10,000
             Paid In Capital                 3,762,000      3,762,000
             Retained Earnings              21,300,000     18,131,000

            Total Equity                    25,072,000     21,903,000


            TOTAL LIABILITIES AND EQUITY  $302,768,000   $298,732,000






            See accompanying Notes to (Unaudited) Condensed
            Consolidated Financial Statements.








                                          6[PAGE]


                      American Skiing Company and Subsidiaries


                   Condensed Consolidated Statement of Cash Flows

                                                   For the Nine Months Ended
                                              April 27, 1997    April 28, 1996
     Cash flows from operating activities:       (Unaudited)       (Unaudited)

            Net Income (Loss)                         $3,169,000   $9,989,000

            Non-cash items included in net income (loss)
              depreciation and amortization           19,099,000    5,615,000
            Deferred Income taxes                      3,950,000      655,000

            Cash flows from operating
            activities before changes in assets
            liabilities                               26,218,000   16,259,000

            Change in assets and liabilities

            Decrease (Increase) in investments
              held in escrow                           5,200,000            0
            Decrease (Increase) in Accounts
               Receivable                             (2,494,000)    (337,000)
            Decrease (Increase) in Income Taxes
               Receivable                                       0           0
            Decrease (Increase) in inventories        (1,355,000)    (219,000)
            Decrease (Increase) in assets held
              for resale                              13,721,000            0

            Decrease (Increase) in prepaid expenses    1,332,000    (109,000)

            Decrease (Increase) in other current
               assets                                    733,000    2,604,000
            Decrease (Increase) in Other Assets      (1,311,000)  (8,059,000)

            Increase (Decrease) accounts payable       (383,000)  (1,250,000)
            Increase (Decrease)  income taxes
               payable                                 (270,000)      349,000
            Increase (Decrease) in deposits and
              unearned revenue                         (406,000)      313,000
            Increase (Decrease) in other accrued
              Interest                                 3,552,000            0
            Increase (Decrease) in other long term
              liabilities                              2,883,000            0

            Cash flow provided by operating activities
              after change in assets and liabilities  47,420,000    9,551,000

            Cash flows from investing activities:

            Additions to Property and Equipment (22,661,000) (22,232,000) Investments in Property Developed for
               Resale                                (9,070,000)            0
            Purchase of ski resort minority
              interest                               (2,492,000)            0
            Sale/(Purchase) of long term investments     144,000            0

            Net cash provided (Used) for investing
               activities                            (34,079,000) (22,232,000)


                                       7[PAGE]

                      American Skiing Company and Subsidiaries



            Cash flows from financing activities:


            Net (reductions) proceeds in revolving
               credit agreement                     (11,839,000)   12,590,000
            Reductions in Note payable to
              Shareholder                            (3,409,000)            0
            Distributions to Shareholder                       0  (1,579,000)
            Payments of other long-term debt, net    (7,535,000)            0
            Additions to other long term debt          7,772,000      877,000

            Net cash provided (used) for in
               financing activities                  (15,011,000)   11,888,000


            Net increase (decrease) in cash and
              short term investments                 (1,670,000)    (793,000)
            Cash and short term investments at
              beginning of year                        4,087,000    1,362,000



            Cash and short term investments at end
              of period                               $2,417,000     $569,000



            See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.























                                         8[PAGE]


                      American Skiing Company and Subsidiaries


                Notes to (Unaudited) Condensed Consolidated Financial
                                     Statements

                 1. Amendments to 10Q: During the course of a SAS 71 review by the Company's independent accountants in connection with the filing of an S-1 Registration Statement, certain adjustments and reclassifications were noted. This 10QA is being filed to incorporate those adjustments and reclassifications in the 10Q. The principal reclassifications were for property developed for resale, accrued interest reclassified as long-term debt and accrued income taxes reclassified to deferred income taxes. The principal adjustments (which reduced income by $1,123,000) were to remove a receivable of $750,000 which was deemed to be "contingent" to record costs associated with a new affinity card program ($282,000) and to increase the income tax rate from 38% to 44.6% ($82,000).


                 2. General. In the opinion of the Company the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 27, 1997 and July 28, 1996, the results of operations for the quarter and nine months ended April 27, 1997 and April 28, 1996, and statement of cash flows for the nine months ended April 27, 1997 and April 28, 1996. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the Amendment No. 2 to S-4 filed with the Securities and Exchange Commission November 22, 1996.

                 3. Acquisition of S-K-I. On June 28, 1996, the Company acquired S-K-I Limited, including all its subsidiaries (the "S-K-I Group"), for a total purchase price, including direct costs, of $104.6 million plus liabilities assumed (excluding deferred taxes) of $58.5 million for all of the shares outstanding of S-K-I Limited common stock (the "Acquisition"). Pursuant to the transaction, S-K-I Limited became a wholly-owned subsidiary of the Company. The acquisition was accounted for using the purchase accounting method. The consolidated financial statements contained herein reflect the results of operations of the acquired S-K-I Group subsequent to June 28, 1996 and include the balance sheet accounts of the acquired S-K-I Group at July 28, 1996, and April 27, 1997.

                 The purchase price was allocated to the fair value of S-
            K-I Limited's assets and liabilities at the date of acquisition as follows:
                                                             Fair Value of
                                                               Net Assets
                                                               Required

            Cash                                              $7,540,000
            Accounts Receivable, net                           1,625,000
            Inventory                                          3,271,000
            Prepaid expenses                                   2,153,000
            Property and equipment, net                      162,545,000
            Long-term investments                              3,893,000
            Goodwill                                           7,754,000
            Other assets                                       2,156,000
                                      9[PAGE]
              Total Assets                                  $190,937,000


            Accounts payable and accrued expenses          $(16,567,000)
            Other liabilities                                (5,301,000)
            Minority interest                                (2,600,000)
            Debt acquired                                   (34,029,000)
            Deferred income taxes                           (27,820,000)

            Total liabilities                              $(86,317,000)


            Total                                           $104,620,000


                 The following amounts are presented for comparison
            purposes and reflect all pro forma adjustments required to give effect to the acquisition of SKI, Ltd. and the offerings as if they had occurred on August 1, 1995.

    Pro forma Revenue for the nine months ended April 27,1996    $157,506,000

    Pro forma net income for the nine months ended April 27,1996 $  3,918,000

    Pro forma EPS for the nine months ended April 27, 1996              $4.00

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

                 On November 27, 1996, pursuant to a consent decree with
            the United States Department of Justice ("DOJ"), the Company
                                       10[PAGE]


                      American Skiing Company and Subsidiaries


            divested the Waterville Valley and Mt. Cranmore resorts through an asset sale generating a purchase price of $17,500,000, with $14,750,000 paid in cash at closing and $2,750,000 paid by a note from the purchaser. The assets held for sale of the Mt. Cranmore resort included in the accompanying consolidated balance sheet as of July 28, 1996 are approximately $4.4 million and the net income for the year ended July 28, 1996 of the Mt. Cranmore resort included in the accompanying consolidated statement of operations is approximately $251,000. The assets held for sale of the Waterville Valley resort included in the accompanying consolidated balance sheet as of July 28, 1996 are approximately $12.3 million and the net loss for the period June 28 through July 28, 1996 of the Waterville Valley resort included in the accompanying consolidated statement of operations is approximately $161,000.

                 4. Income Taxes. The provision for taxes on income is based on a projected annual effective tax rate of 44%. Deferred income taxes include the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

                 5. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business which is ownership and operation of ski resorts.

                 6. Net Income per Common Share. Net income per common share figures are based on the average shares outstanding during the third quarter of fiscal 1997 and the three quarters ended April 27, 1997 of 978,300. Prior to June 28, 1996 all of the Company's outstanding common stock was owned by the same individual, and accordingly earnings per share has not been presented for the quarter or the nine months ended April 28, 1996.

                 7. Acquisitions. The Company purchased the Pico Ski Mountain Resort on December 9, 1996. This resort is located in Sherburne, Vermont in close proximity to the Killington resort. The purchase price of the resort was $2,909,000 in cash and $1,626,000 present value of contingent liabilities based upon the occurrence of certain future events relating to the development and growth of the resort.

                 8. Guarantors of Debt. The Notes and Subordinated Notes are fully and unconditionally guaranteed by ASC and all of its subsidiaries with the exception of LBO Development Company, Ski Insurance Company, Killington West Ltd., Mountain Water Company, and Club Sugarbush, Inc., (the "Non-
                                         11[PAGE]


                      American Skiing Company and Subsidiaries


            Guarantors"). Prior to the Acquisition and issuance of the notes on June 28, 1996, the bank loan agreements were collateralized by virtually all of the assets of the companies comprising American Skiing Company. the Guarantor Subsidiaries are wholly-owned subsidiaries of ASC and the guarantees are full, unconditional, and joint and several.

                 The Non-Guarantors are individually and in the aggregate
            not significant to the financial position and results of operations of the Company. Following is summarized combined information regarding such Non-Guarantors:

                                 As of April 27, 1997     As of July 28, 1996


            Current Assets           $11,876,000               $1,380,000
            Non-current assets         10,799,000               7,200,000



            Total assets             $22,675,000                $8,580,000


            Current liabilities      $  2,072,000               $1,226,000
            Non-current liabilities     8,054,000                4,847,000

            Total liabilities        $ 10,126,000               $6,073,000

                                For the 9 Months        For the Year Ended
                                Ended April 27, 1997      July 28, 1996


            Revenues                $  2,512,000          $   280,000
            Cost of Sales              2,602,000              147,000

            Operating Income             (90,000)             133,000

            Net Income                   (59,000)              67,300





































                                         12[PAGE]


                      American Skiing Company and Subsidiaries


                                       Item 2
                  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations


                                       General


                 Set forth below is management's discussion and analysis
            of (i ) the liquidity and capital resources of the Company,
            (ii) changes in financial condition of the Company, including a discussion of changes in financial condition from the end of the 1996 fiscal year through the quarter ended and the nine months ended April 27, 1997, and (iii) the results of operations for the quarter ended and the first nine months of fiscal 1997 as compared to the corresponding quarter ended and the first nine months of fiscal 1996.

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

                 The first nine months of fiscal 1997 generated net
            income of $3,169,000 this reflects the impact of cash flow from operations substantially exceeded fixed charges for the period, as expected for the third quarter (Net Income of $13,079,000). As anticipated, the Company reduced utilization of its senior credit facility by $11,839,000 to $28,462,000. Management expects utilization of its senior credit facility to increase by the close of the fourth quarter due to seasonal operations and utilization of the senior credit facility to begin funding the Company's summer 1997 capital improvement program. The Company expects to
                                         13[PAGE]


                      American Skiing Company and Subsidiaries


            undertake and complete approximately $32 million of capital improvements at its resorts beginning during the fourth quarter of fiscal 1997 and concluding during the second quarter of fiscal 1998.

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

                 The Company, through its wholly-owned subsidiary Grand
            Summit Resort Properties, Inc., substantially completed construction of the Grand Summit Attitash/Bear Peak, a 105 unit quartershare condominium hotel located at the Attitash/Bear Peak Resort in Bartlett, New Hampshire, during the third quarter of fiscal 1997, at a cost of approximately $13.5 million funded through an $8.5 million construction loan provided by Key Bank of Maine and the remainder through cash provided by the Company. The Company, through its wholly-owned subsidiary Grand Summit Resort Properties, Inc., expects to commence construction of three additional quartershare condominium hotels at the Sunday River, Killington and Mount Snow resorts during the fourth quarter of fiscal 1997. Commencement of construction of the hotels is conditioned upon closing upon financing for those projects. The costs of the hotels is estimated at $68 million. The entire cost of the hotels is expected to be funded through borrowing by the Grand Summit Resort Properties, Inc. subsidiary without recourse to American Skiing Company, or any of its other subsidiaries. The
            Company expects to receive a commitment for financing the full cost of the hotels from Textron Financial Corporation by the close of the first quarter of fiscal 1998.

                          Changes In  Results of Operations

                      Changes for the Third Quarter of Fiscal 1997 compared to the Third Quarter of Fiscal 1996.

                 1.  Skiing & Lodging Revenues:   Revenues from
            operations increased from $26,342,000 for the third quarter of fiscal 1996 to $81,673,000 for the third quarter of fiscal 1997. The $55,331,000 increase is due primarily from the addition of the SKI Resorts & the Pico Ski Resort. There was approximately $2,450,000 increase in revenues attributable to the pre-merger resorts and the Company's general activities.

                 2. Real Estate Revenues: Revenues from real estate operations decreased from $4,788,000 for the third quarter of fiscal 1996 to $2,674,000 for the third quarter of fiscal 1997. This $2,114,000 decrease is primarily due to all quartershares at the Summit Hotel at Sunday River being entirely sold by July, 1996. The Company completed construction of the new Grand Summit Hotel in Bartlett, New Hampshire in the Spring of 1997 and began closing on sales of quartershares on April 6, 1997. As of April 27, 1997 the Grand Summit Hotel at Attitash closed over $1.8 million of sales, which accounts for most of the third quarter real estate operations revenue.

                 3. Cost of Operations Skiing & Lodging: Cost of operations increased from $5,432,000 for the third quarter of fiscal 1996 to $27,612,000 for the third quarter of fiscal 1997. This $22,180,000 increase was primarily due to the acquisition of the SKI Resorts.

                 4. Cost of Operations Real Estate: Cost of real estate operations decreased from $4,806,000 for the third quarter of fiscal 1996 to $2,167,000 for the third quarter of fiscal 1997. This $2,639,000 decrease is primarily due to decreased sales. There is also approximately $500,000 of pre-construction expenses related to the quartershare hotel projects that have not commenced construction.

                 5.  Real Estate, Payroll & other Taxes:   This item
            increased predominantly due to the addition of the SKI Resorts. Expenses at the Company's pre-merger resorts were comparable to the prior year during the same nine month period.

                 6. Utilities. Utilities expense increased from 2,273,000 for the third quarter of fiscal 1996, to 4,493,000 for the third quarter of fiscal 1997. The total increase of 2,220,000 was entirely from the addition of the SKI Resorts.

                 7. Insurance: Insurance increased from $873,000 for the third quarter of fiscal 1996, to $1,447,000 for the third quarter of fiscal 1997. The $574,000 increase is mostly due
                                         14[PAGE]


                      American Skiing Company and Subsidiaries


            to the acquisition of the SKI Resorts. There was a reduction in insurance expense in the pre-merger resorts of approximately $500,000.


                 8.  Selling, General, & Administrative:   Selling,
            General, & Administrative expense increased from $4,919,000 for third quarter of fiscal 1996, to $9,097,000 for the third quarter of fiscal 1997. This $4,178,000 increase is entirely due to the addition of the SKI Resorts.


                 9.  Depreciation & Amortization:   Depreciation &
            Amortization increased from $2,788,000 for the third quarter of fiscal 1996, to $8,075,000 for the third quarter of fiscal 1997. This $5,287,000 increase is primarily due to the addition of the SKI resorts. The remainder of the increase results from capital improvements and the amortization of goodwill and prepaid loan fees which did not exist prior to the merger.


                 10.  Interest:   Interest increased from $854,000 for
            the third quarter of fiscal 1996, to $5,325,000 for the third quarter of fiscal 1997. The increase is attributable to an increase in the Company's indebtedness in conjunction with the acquisition of the SKI resorts and the Company's Summer 1996 capital improvement program.


                 11. Income Tax Expense: Income tax expense increased from $1,452,000 for the third quarter of fiscal 1996, to $8,623,000 for the third quarter of fiscal 1997. The reason for the significant increase of $7,171,000 is that certain of the pre-merger resorts were not subject to tax at the corporate level for Federal and State income tax purposes due to their status as "S" corporations. In fiscal 1997 the Company and all of its subsidiaries are subject to tax at the corporate level.

                          Changes in Results of Operations

            Changes for the First Nine Months of Fiscal 1997 compared to the First Nine Months of Fiscal 1996.

                 1. Skiing & Lodging Revenues: Revenues from operations increased from $57,283,000 for the nine months ended April 28, 1996 to $157,747,000 for the nine months ended April 27, 1997. The $100,464,000 increase is due in part to the addition of the SKI Resorts and the Pico Ski Resort, which
            accounts for an increase of $100,000,000.   The divestiture
                                         15[PAGE]


                      American Skiing Company and Subsidiaries


            of  Cranmore accounts for a decrease of revenues of
            $1,700,000,  and there was an increase in skiing & lodging
            revenues at the pre-merger resorts of  $1,000,000.   An
            additional $1,000,000 was generated from the Company's more general activities.

                 2. Real Estate Revenues: Revenues from real estate operations decreased from $9,482,000 for the nine months ended April 28, 1996 to $5,983,000 for the nine months ended April 27, 1997. This $3,499,000 decrease is primarily due to all quartershares at the Summit Hotel at Sunday River being fully sold out by July, 1996. The Company has completed construction of the new Grand Summit Hotel located at the
            Attitash/Bear Peak Ski Resort.   The Company began closing on
            quartershares sales at the Grand Summit at Attitash/Bear Peak on April 6, 1997. As of April 27, 1997 the Grand Summit at Attitash had closed over $1.8 million of quartershare sales.

                 3. Cost of Operations Skiing and Lodging: Cost of operations increased from $24,047,000 for the first nine months of fiscal 1996 to $69,741,000 for the first nine months of fiscal 1997. This $45,694,000 increase was primarily due to the acquisition of the SKI Resorts.

                 4. Cost of Operations Real Estate: Cost of real estate operations increased from $4,806,000 for the first nine months of fiscal 1996 to $4,880,000 for the first nine months of fiscal 1997. This $74,000 increase is entirely due to pre-construction activities on the hotel projects that have
            not yet begun construction.   The Company has incurred
            approximately $1,000,000 of expenses related to the quartershare hotel projects that have not begun construction.


                 5.  Real Estate, Payroll & other Taxes:   This item
            increased predominantly due to the addition of the SKI Resorts. Expenses at the Company's pre-merger resorts were comparable to the prior year during the same nine month period.

                 6. Utilities: Utilities expense increased from $5,083,000 for the first nine months of fiscal 1996, to $12,219,000 for the first nine months of fiscal 1997. The total increase of $7,136,000 was entirely from the addition of the SKI Resorts.


                 7. Insurance: Insurance increased from $1,758,000 for the first nine months of fiscal 1996, to $4,557,000 for the first nine months of fiscal 1997. The $2,799,000 increase is
                                         16[PAGE]


                      American Skiing Company and Subsidiaries


            mostly due to the addition of the SKI Resorts. There was a reduction in insurance expense in the pre-merger resorts of approximately $1,000,000.


                 8.  Selling, General, & Administrative:   Selling,
            General, & Administrative expense increased from $10,383,000 for the first nine months of fiscal 1996, to $21,598,000 for the first nine months of fiscal 1997. This $11,215,000 increase is entirely due to the addition of the SKI Resorts and increased marketing activities.


                 9.  Depreciation & Amortization:   Depreciation &
            Amortization increased from $5,615,000 for the first nine months of fiscal 1996, to $16,946,000 for the first nine months of fiscal 1997. This $11,331000 increase is due to the addition of the SKI resorts which accounted for $10,500,000 of the increase. The remainder of the increase results from capital improvements and the amortization of goodwill and prepaid loan fees which did not exist prior to the merger.


                 10.  Interest:   Interest increased from $2,307,000 for
             the first nine months of fiscal 1996, to $18,396,000 for the
            first nine months of fiscal 1997.   This  increase is
            attributable to an increase in the Company's indebtedness in conjunction with the acquisition of the SKI resorts and the Company's Summer 1996 capital improvement program.


                 11.  Income Tax Expense:  Income tax expense increased
             from $1,004,000 for the first nine months of fiscal 1996, to
            $2,549,000 for the first nine months of fiscal 1997.  Income tax expense increased even though taxable income decreased because certain of the pre-merger resorts were not subject to tax at the corporate level during fiscal 1996 for Federal and State income tax purposes due to their status as "S" corporations. In fiscal 1997 the Company and all of its subsidiaries are subject to tax at the corporate level.


                           Changes in Financial Condition

               Changes as of April 27, 1997 compared to July 28, 1996.

                 1. Cash and Short Term Investments: Cash and short term investments decreased $1,670,000 from July 28, 1996 to
            April 27, 1997.  The decrease results from the Company

                                         17[PAGE]


                      American Skiing Company and Subsidiaries


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

                 3.  Accounts Receivable:   Accounts receivable increased
             from $2,458,000 on July 28, 1996 to $4,952,000 on April 27,
            1997.   The increase of $2,494,000 is attributable to the
            operating cycle of the Company.

                 4. Inventories: Inventories increased from $5,025,000 as of July 28, 1996 to $6,380,000 as of April 27, 1997. This
            increase of $1,355,000 results primarily from the long term lease of a major retail operation at the base of the Killington Ski Resort access road and the acquisition of the Pico Ski Resort.

                 5.  Assets Held for Resale:   Assets held for resale
             decreased $14.9 million due to divestiture of Waterville and
            Cranmore Ski Resorts.

                 6. Prepaid Expenses: Prepaid expenses decreased from $3,371,000 as of July 28, 1996, to $2,039,000 as of April 27,
            1997. The decrease of $1,332,000 results from prepaid expenditures that relate to the 96-97 operating season which have been expensed in the normal course of business.

                 7. Property Developed for Resale: Property developed for resale represents the costs associated with the completed construction of the new Grand Summit Hotel in Bartlett, New Hampshire. The Company began closing on sales of quartershares on April 6, 1997.

                8.  Property, Plant, & Equipment, net:   Property, Plant
             and Equipment, net increased from $227,470,000 as of July 28,
            1996 to $241,013,000 as of April 27, 1997. This increase of $13,543,000 results from the following:

                      (a)  A reduction of  $16.9 million from
                      depreciation;

                      (b)  An increase of $5.9 million from the
                           construction and development of quartershare hotel projects; and

                                         18[PAGE]


                      American Skiing Company and Subsidiaries


                      (c)  An increase of $24.5 million in capital
                           projects (including capital leases) related to the resorts, including capital leases and the acquisition of the Pico Ski Resort.

                 9. Goodwill: Goodwill increased from $6,540,000 as of July 28, 1996 to $7,595,000 as of April 27, 1997. The
            increase is from a change in purchase accounting related to the acquisition of SKI, Ltd. This increase relates to the divestiture of Waterville and Cranmore Ski Resorts and classifying the expenses related to maintaining the properties until sold, as required by the Department of Justice consent decree, as a reduction in the purchase price allocated to the assets divested. The increase is net of amortization expense recognized during the nine month period ended April 27, 1997.

                 10. Other Assets: Other assets increased from $5,134,000 as of July 28, 1996 to $6,445,000 as of April 27,
            1997. This $1,311,000 increase is from the addition of a $2,750,000 note received in connection with the divestiture of Waterville Ski Resort with a decrease in assets from the normal operating cycle of the Company and the usage of these assets during the ski season.

                 11.  Current Portion of Long Term Debt:   Current
             portion of long term debt decreased from $22,893,000 as of
            July 28, 1997 to $13,280,000 as of April 27, 1997, a decrease of $9,613,000. The decrease is primarily from the Company reducing the revolving line of credit by over $11,839,000, with an increase in the current portion of long term debt of $1,500,000 from the addition of approximately $8,000,000 of capital leases.

                 12. Due to Stockholder: Due to Shareholder decreased from $5,375,000 as of July 28, 1996 to $1,966,000 as of April
            27, 1997. The decrease of $3,409,000 is due to the payment of a portion of the Note during fiscal 1997. The Note was established to fund Mr. Otten's personal tax liability generated by certain of the pre-merger "S" corporation resorts.

                 13. Accrued Interest: Accrued interest increased from $1,491,000 as of July 28, 1996 to $5,043,000 as of April 27,
            1997. This increase is principally attributable to the scheduled accrual of interest on the Company's $120 million senior subordinated notes due 2006 and other various liabilities. Interest payments are made semi-annually on the senior subordinated notes.


                                         19[PAGE]


                      American Skiing Company and Subsidiaries


                 14. Long-Term Debt: Long-term debt increased from $187,827,000 as of July 28, 1996 to $194,882,000 as of April
            27, 1997. The increase is mostly attributable to the capitalization of various equipment leases signed during the year.

                 15.  Minority Interest:   Minority interest decreased
             $2.5 million.  This is related to acquiring the remaining 49%
            of Sugarloaf Ski Resort mentioned in footnote number 2.

                 16.  Other Long Term Liabilities:    Other Long Term
             Liabilities increased from $6,778,000 as of July 28, 1996 to
            $9,661,000 as of April 27, 1997.   This $2,883,000 increase
            is from the future SKI stock redemption liability, SKI Insurance long term liabilities, and contingent liabilities associated with the purchase of Pico Ski Mountain Resort.

                 17. Retained Earnings: Retained Earnings increased $3.2 million from July 28, 1996 to April 27, 1997 and is entirely attributable to the results from operations over the same time period.

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

                 The Company is currently in the process of arranging
            financing for both the acquisition and a summer 1997 capital improvement program at the Wolf Mountain Resort involving an
                                         20[PAGE]


                      American Skiing Company and Subsidiaries


            estimated $12 million to $18 million in lift, snowmaking and base area improvements. No binding commitments for necessary financing have been received as of the date hereof.

                                     SIGNATURES

                 Pursuant to the requirements of the Securities Exchange
            act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AMERICAN SKIING COMPANY


            Date:  August 11, 1997            /s/ Thomas M. Richardson

                                               Thomas M. Richardson
                                              Senior Vice President Finance
                                               Chief Financial Officer
                                          (Principal Financial and Accounting
                                            Officer)

            Date:  August 11, 1997            /s/ Christopher E. Howard
                                                Christopher E. Howard
                                              Chief Administrative Officer and
                                                    General Counsel
                                               (Duly Authorized Officer)






















                                         21[PAGE]