Form 10-K405
period 1997-07-27
AMERICAN SKIING CO
filed 1997-10-30
CIK 1019293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 27, 1997

                         Commission file number 333-9763

                                 ASC East, Inc.
                       (Formerly American Skiing Company)
             (Exact name of registrant as specified in its charter)

             Maine                                           7990
(State or other jurisdiction of                  (Primary Standard Industrial
incorporation or organization)                    Classification Code Number)

                                   01-0503382
                                (I.R.S. Employer
                             Identification Number)

                            Sunday River Access Road
                               Bethel, Maine 04217
                                 (207) 824-8100
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

                                                           (Name of exchange on
    Title of Each Class                                      which registered)
    -------------------                                      -----------------
          None                                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                                           (Name of exchange on
    Title of Each Class                                      which registered)
    -------------------                                      -----------------
          None                                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months )or shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]

As of October 27, 1997, there was no established public trading market for the shares of the Registrant's common stock and 39,132 shares of common stock were held by non-affiliates of the Registrant.

As of October 27, 1997 978,300 shares of the Registrant's common stock were outstanding.

               Form 10-K Annual Report, for the year ended July 27, 1997

                     ASC East, Inc. and Consolidated Subsidiaries

                              Table of Contents

Page                                Part I

 3  Item 1   Business.

11  Item 2   Properties.

12  Item 3   Legal.

13  Item 4   Submission of Matters to a Vote of Security Holders.

                                 Part II

13  Item 5   Market for Registrant's Common Equity and Related Stockholder
               Matters.
13  Item 6   Selected Financial Data.

14  Item 7   Management's Discussion and Analysis of Financial Condition
               and results from Operations.
18  Item 7A  Quantitative and Qualitative Disclosures about Market Risk

19  Item 8   Financial Statements and Supplementary Data.

19  Item 9   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.

                                Part III

20  Item 10  Directors and Executive Officers of the Registrant.

21  Item 11  Executive Compensation.

22  Item 12  Security Ownership of Certain Beneficial Owners and Management.

23  Item 13  Certain Relationships and Related Transactions.

                                 Part IV

22  Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

64           Documents Incorporated by Reference.

70           Signatures.

                                     PART I

Item 1  Business

General

ASC East, Inc., formerly known as American Skiing Company, is organized as a holding company and operates through its various subsidiaries. ASC East, Inc. and its subsidiaries (collectively, the "Company") operate six ski resorts located in Northern New England. The resorts are the Sugarloaf, USA and Sunday River Resorts in Maine, the Attitash Bear Peak resort in New Hampshire and the Sugarbush, Killington and Mount Snow/Haystack resorts in Vermont.

The Company acquired its Sugarloaf, Killington and Mount Snow resorts on June 28, 1996 and the Pico Mountain resort adjacent to Killington in December, 1996. The Company integrated those resorts into its operations during fiscal 1997. The implementation of the Company's strategic plan at its newly acquired resorts resulted in significant on-mountain improvements, including new high speed lifts, additional ski terrain, increased snow-making capacity and new base facilities. The Company's summer 1996 capital improvement program totaled over $25 million and its summer 1997 program will total over $43.6 million. In addition to winter resort operations, the Company operates golf courses at its resorts and conducts other off-season activities. Such off-season activities accounted for approximately 11% of the Company's resort revenues for fiscal 1997.

In addition to operating alpine resorts, the Company develops mountainside real estate, which complements the expansion of its on-mountain operations. The primary focus of the Company's real estate development strategy is development of Grand Summit Hotels and alpine villages. The Company has created a unique interval ownership product, the Grand Summit Hotel, in which individuals purchase quartershare interval interests while the Company retains ownership of core hotel and commercial properties. The initial sale of quartershare units typically generates a high profit margin, and the Company derives a continuing revenue stream from operating the hotel retail, restaurant and conference facilities and renting quartershare interval interests when not in use by their owners. The Company has begun development of Alpine villages at its Killington and Sunday River resorts designed to fit each resort's individual characteristics. A new Grand Summit Hotel was recently completed at Attitash Bear Peak, opening for business in April, 1997; one Grand Summit Hotel is currently under construction at each of Killington, Sunday River and Mount Snow/Haystack, and a hotel at Sugarbush is near completion of the permitting process. These hotels will have an aggregate of approximately 2,500 units, with pre-sales currently totalling over $45 million (representing 845 units).

The Company's primary strength is its ability to improve resort operations by integrating investments in on-mountain capital improvements with the development of mountainside real estate. The Company increased its market share of skier visits in the northeastern United States from approximately 21.8% in the 1995-96 ski season to approximately 24.4% in the 1996-97 ski season (after giving pro forma effect to its acquisition of the Haystack and Sugarloaf ski resorts as if such acquisitions had occurred on July 30, 1995).

Operating  Strategy

The Company's key operating strategies are summarized below.

High Impact Capital Improvements

The Company attracts skiers to its resorts by creating a superior skiing experience through high impact capital investments in on-mountain facilities. The Company focuses its investments on increasing lift capacity, expanding skiable terrain and snowmaking coverage, and developing other exciting alpine attractions. For example, during fiscal 1997 the Company has (i) expanded its diverse skiing experiences such as the Oz bowl at Sunday River and new tree skiing terrain at Sunday River, Sugarbush and Mount Snow, (ii) enhanced its above tree line skiing at Sugarloaf, (iii) built eight new lifts, including two new high speed quad lifts at each of Killington and Mount Snow resorts during Summer 1996, and (iv) is currently building twelve new lifts, including a new high speed heated eight passenger gondola to Killington's highest peak, all of which will be in operation for the 1997-98 ski season. These improvements are a continuation of the Company's acquisition strategy, which calls for the Company to increase lift capacity, skiable terrain and snowmaking coverage at all its acquired resorts. The 1997 summer capital improvement budget for on-mountain improvements totaled over $23 million.

Integration of Investments in Resort Infrastructure and Real Estate

The Company develops mountainside real estate that complements its investments in ski operations to enhance the overall attractiveness of its resorts as vacation destinations. Management believes that this integrated approach results in growth in overall skier visits, including multi-day visits, while generating significant revenues from real estate sales and lodging. Investment typically begins with on-mountain capital improvements such as the creation of new lifts, trails, expanded snowmaking capability, additional restaurants and improved ski schools. As resort attendance increases, the Company develops mountainside real estate to provide accommodations for the increased number of resort guests. The Company carefully manages the type and timing of real estate development to achieve capital appreciation and high occupancy of accommodations. During fiscal 1997 the Company commenced construction of three new Grand Summit Hotels at its Sunday River, Killington and Mount Snow/Haystack resorts, adding over 2,500 quartershare units to the bed base at those resorts.

The Company's real estate development strategy is designed to capitalize on over 4,000 acres of developable land it controls at or near its resorts and its 15 years of experience in real estate development. The Company's resort real estate development strategy is comprised of three distinct components (i) Grand Summit quartershare hotels, (ii) alpine village development and (iii) discrete resort-specific projects.

The Company is currently in the planning and permitting stage of developing alpine villages at the Killington base area and Sunday River's Jordan Bowl. Each village will be characterized by its proximity to resort facilities, ski in/out access, dramatic landscape and resort specific design and architecture.

Killington Base Area. In May 1997, the Company entered into an agreement with the State of Vermont to exchange essential wildlife habitat owned by the Company for approximately 1,050 acres of undeveloped land centrally located in the base area. As part of the Company's proposed development plan for Killington, this parcel will be combined with an existing 400 acre planned unit development adjacent to Killington's golf facilities and the resort's primary base area. The Company has retained Snow Engineering, an internationally recognized resort and mountain planning firm, to assist in the master planning of the village. The 400 acre planned unit development is specifically zoned for commercial development. The village will integrate four "neighborhoods" into a planned community containing a variety of real estate uses. The 1,050 acres to be acquired from the State must be rezoned to accommodate the planned development. The City of Rutland, Vermont and certain environmental groups traditionally active in ski resort development have entered into a memorandum of understanding designating the area as a growth zone to be utilized for development.

The Company believes that adequate water is available from nearby wells for both projects. Sewer capacity will be provided through the Company's connection, currently under construction, to a municipal sewer system with 600,000 gallons per day excess capacity.

Jordan Bowl at Sunday River. Jordan Village will be located on approximately 1,100 acres of a 4,000 acre undeveloped parcel owned by the Company at the western end of the existing resort and the center of the Company's landholdings. The village will rest at the base of the Jordan Bowl, one of the resort's most popular skiing areas. Development of Jordan Village began with the construction of a scenic four-mile access road from the existing resort center to the Jordan Village area and commencement of construction of a ski-in/ski-out 220 room Grand Summit Hotel, which is expected to be operational during the 1997-98 ski season. Development of a Robert Trent Jones, Jr. championship golf course also began in Summer 1997. The master plan for the area also contemplates a high density village surrounded by neighborhoods consisting of luxury townhouses and detached single family dwellings. The Jordan Bowl area is zoned for village development. No density restrictions apply to the area. The Company believes adequate water is available for contemplated development and Sunday River's sewage treatment facility has sufficient capacity to allow completion of the planned development of the resort.

Increase Revenues Per Skier

During the 1996-97 ski season, the Company increased its average yield per skier visit by approximately 2.9% as compared to the 1995-96 ski season. The Company seeks to increase revenues per skier by managing ticket yields and expanding revenue sources at each resort. Management seeks to increase non-lift ticket revenue sources by increasing point-of-sale locations and sales volume through retail stores, food and beverage services, equipment rentals, skier development, lodging and property management. In addition, management believes that aggressive cross-selling of products and programs (such as the Company's frequent skier and multi-resort programs) to resort guests increases resort revenues and profitability. The Company believes it can increase ticket yields by managing ticket discounts, closely aligning ticket programs to specific market segments, offering multi-resort ticket products and introducing a variety of programs that offer packages which include tickets with lodging and other services available at its resorts.

Innovative Marketing Programs

The Company's marketing program is designed to (i) establish a nationally recognized high quality name and image, while promoting the unique characteristics of its individual resorts, (ii) capitalize on cross-selling opportunities and (iii) enhance customer loyalty. During fiscal 1997 the Company engaged in joint marketing programs with nationally recognized commercial partners such as Mobil, Budweiser, Pepsi/Mountain Dew, Visa, Jeep, FILA and Rossignol. Management believes these joint marketing programs create a high quality image and a strong market presence on a regional and national basis. In addition, the Company utilizes loyalty based incentive programs such as the Edge Card, a private label frequent skier program in which participants receive credits towards lift tickets and other products. During fiscal 1997 the Company utilized a variety of marketing media including direct mail, television and the Internet. Direct mail marketing efforts included the Company's "Sno" magazine, which targets the 18 to 30 year age group and currently has a circulation of over 300,000 copies per issue. Television marketing efforts included targeted commercials and programming such as the MTV Winter Lodge, which is hosted by MTV and targets teens and young adults. Internet marketing efforts included a Company sponsored website at www.peaks.com featuring photographs and detailed information about the Company's resorts and current skiing conditions.

Capitalize on a Multi-Resort Network

The Company's network of New England resorts provides significant operating benefits. The Company believes its multiple locations (i) increase the accessibility and visibility of the Company's network of resorts to the overall Northeastern skier population as well as to its foreign markets; (ii) enable the Company to offer a wide range of mountain vacation alternatives; (iii) result in expanded cross-marketing programs, (iv) provide efficiencies and economies of scale in purchasing goods and services, (v) strengthen the distribution network of travel agents and tour operators by offering a range of mountain resort alternatives, consistent service quality, convenient travel, booking and incentive packages, (vi) allow establishment of performance benchmarks for operations across all of the Company's resorts, (vii) enable use of specialized individuals and cross-resort teams at the holding company level as resources for the entire Company and (viii) facilitate information and technology systems for application across all of the Company's resorts.

Expand Golf and Convention Business

The Company is one of the largest owners and operators of resort golf courses in New England and seeks to capitalize on this status to increase off-season revenues. Sugarloaf, Killington, Mount Snow and Sugarbush all operate championship resort golf courses. The Sugarloaf course, designed by Robert Trent Jones Jr., is rated as one of the top 25 resort courses in the country according to the May 1996 Golf Digest magazine survey and one of the top 25 public courses according to the May 1996 Golf magazine survey. In fiscal 1997 the Company commenced development of a new championship course designed by Robert Trent Jones, Jr. at Sunday River. The Company also operates eight golf schools at locations along the east coast from Florida to Maine. The Company's golf program and other recreational activities draw off-season visitors to the Company's resorts and support the Company's growing off-season convention business, as well as its real estate development operations.

Resort Operations

      The Company's resort revenues are derived from a wide variety of sources including lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. Lift ticket sales represented the single largest source of resort revenues at approximately 46% of total resort operations revenue for fiscal 1997.

      The following chart reflects the Company's sources of resort revenues across certain revenue categories as well as the percentage of resort revenues constituted by each category for fiscal 1997.

                                         Fiscal Year Ended July 27, 1997
                                 -----------------------------------------------
                                 Resort Revenues   Percentage of Resort Revenues
Revenue Segment                     (in millions)
Lift tickets.....................      $ 77.2                46%
Food and beverage................        20.7                13
Retail sales.....................        19.9                12
Skier development................         8.4                 5
Lodging and property.............        21.6                13
Golf, other summer activities,
    and miscellaneous...........         19.0                11
                                       ------              ----
          Total revenues.......       $ 166.8               100%
                                        -----               ---

Lift Ticket Sales. The Company manages its lift ticket programs and products so as to increase the Company's ticket yields. Lift tickets are sold to customers in packages including accommodations in order to maximize occupancy. In order to maximize skier visits during non-peak periods and to attract specific market segments, the Company offers a wide variety of incentive-based lift ticket programs. The Company manages its ticket yields during peak periods so as to maximize aggregate lift ticket revenues. The Company's Magnificant Seven lift ticket program offers a multi-day, multi-resort lift ticket and generated over $5 million in sales during the 1996-97 ski season.

Food and Beverage. Food and beverage sales provide significant revenues for the Company. The Company owns and operates the food and beverage facilities at its resorts, with the exception of the Sugarloaf resort, which is under a long-term concession contract that pre-existed the Company's ownership. The Company's food and beverage strategy is to provide a wide variety of restaurants, bars, cafes, cafeterias and other food and beverage outlets. The Company's control of its on-mountain and base area food and beverage facilities allows it to capture a larger proportion of guest spending as well as to ensure product and service quality. The Company currently owns and operates over 30 different food and beverage outlets and expects to have 8 new outlets for the 1997-98 ski season.

Retail Sales. Retail revenue aids in stabilizing the Company's daily and weekly cash flows, as the Company's retail shops tend to have the strongest sales on poor weather days. The large number of retail locations operated by the Company allows it to improve margins through large quantity purchase agreements and sponsorship relationships. On-mountain shops sell ski accessories such as goggles, sunglasses, hats, gloves, skis, snowboards, boots and larger soft goods such as jackets and snowsuits. In addition, all locations offer the Company's own logo-wear which generally provides higher profit margins than other retail products. In the non-winter seasons, the shops sell mountain bikes, in-line skates, tennis equipment and warm weather apparel. In addition, the Company plans to expand its retail operations. During fiscal 1997 the Company opened new off-site retail facilities in high traffic areas, such as stores on the Killington Access Road and in the North Conway, New Hampshire retail district, and a discount sporting goods chain with locations in Maine.

Skier Development. The Company has been an industry leader in the development of learn to ski programs. Its Guaranteed Learn to Ski Program was one of the first skier development programs to guaranty that a customer would learn to ski in one day. The success of this program lead to the development of "Perfect Turn," which management believes was the first combined skier development and marketing program in the ski industry. Perfect Turn ski professionals receive specialized training in coaching, communication, skiing and both selling related products and cross selling other resort goods and services. Perfect Turn is currently licensed to five resorts in the United States and Canada. The Company operates a hard goods marketing program at each of its resorts designed to allow customers to test skis and snowboards with ski professionals, purchase their equipment from those professionals and receive ongoing product and technological support through Perfect Turn.

Lodging and Property Management. The Company's lodging and property management departments manage its own properties as well as properties owned by third parties. Currently, the Company's lodging departments manage approximately 1,750 lodging units. The lodging departments perform a full complement of guest services including reservations, property management, housekeeping and brokerage operations. Each resort has a welcome center to which newly arriving guests are directed. The center allocates accommodations and provides guests with information on all of the resort's activities and services. The Company's property management operation seeks to maximize the synergies that exist between lodging and lift ticket promotions. The Company's real estate development program is designed to ensure the continued growth of its lodging operation. Typically, newly constructed quartershares, condominiums and townhomes are sold to owners who place the units into the optional rental program managed by the Company. The resulting growth in occupancy may increase skier visits and provide an additional source of fee revenue for the Company.

Resorts

The following table summarizes certain key statistics of the Company's resorts after giving effect to the Company's summer 1997 capital improvement program:

                                 Skiable    Vertical                              Snowmaking               1996-97
                                 Terrain    Drop                Total Lift         Coverage        Ski    Skier Visits
Resort (Year Acquired)           (acres)    (feet)    Trails    (high-speed)      (% of acres)   Lodges      (000s)
----------------------           -------     -----    ------     ----------       ------------   ------   -------------
Killington (1996)..............   1,200       3,150      212          33(6)          59.8%          8         1,000
Sunday River (1980)............     654       2,340      126          17(4)          93.3           4           557
Mount Snow/Haystack (1996)          762       1,700      134          25(3)          66.0           5           560
Sugarloaf (1996)...............   1,400       2,820      110          14(2)          35.0           1           336
Sugarbush (1995)...............     432       2,650      112          18(4)          66.1           5           362
Attitash/Bear Peak (1994)......     273       1,750       60          11(1)          89.7           2           210
                                  -----       ------     -----        -----         -----          --         -----
         Total................    4,721                  754         118(20)                       25         3,025

Killington. Killington, located in central Vermont, is the largest ski resort in the Northeast and the fifth largest in the United States, with over 1.0 million skier visits in the 1996-97ski season. Killington is a seven-mountain resort consisting of approximately 1,200 acres with 212 trails serviced by 33 lifts. The resort has a 4,241 foot summit and a 3,150 foot vertical drop. The resort's base facilities include eight full-service ski lodges, including one located at the top of Killington Peak. In December 1996, the Company acquired the Pico Mountain ski resort located adjacent to Killington and integrated the two resorts. Management believes the size and diversity of skiable terrain at Killington make it attractive to all levels of skiers. Killington is one of the most widely recognized of the Company's resorts with regional, national and international clientele. The on-mountain accommodations at Killington consist of approximately 4,700 beds. The off-mountain bed base in the greater Sherburne, Vermont area is approximately 12,000 beds. Killington also owns and operates 16 retail shops, 12 rental and repair shops, a travel and reservation agency and a cable television station. At the base of Pico Mountain, the Company owns a well developed retail village and a health club. Killington is a year-round resort offering complete golf amenities including an 18-hole championship golf course, a golf school, a pro shop, a driving range and a tennis school.

Notwithstanding that it is the largest ski resort in the Northeast, the Company has identified Killington as one of its most underdeveloped resorts. Since its acquisition in June 1996, the Company has invested $20.5 million in capital improvements to update Killington's snowmaking, trail and lift systems, and to develop base facilities and real estate potential at the base areas. Major improvements and enhancements to the resort completed since June 1996 include
(i) installation of two high speed quad lifts, (ii) installation one high-speed gondola to service the Peak Restaurant at the Killington summit and to replace the old Killington Peak double chair, and (iii) construction of a new children's center and related base area improvements.

Sunday River. Sunday River, located in the western mountains of Maine, approximately a three-hour drive from Boston, is New England's third largest ski resort with over 550,000 skier visits in the 1996-97 season. Extending over eight interconnected mountain peaks, its facilities consist of approximately 654 acres of skiable terrain and 126 trails serviced by 17 lifts. The resort has a 3,140 foot summit and a 2,340 foot vertical drop. The Company believes Sunday River has one of the most modern lift systems in the Northeast. Sunday River has four base lodges, one of which is located at the top of North Peak. The on-mountain accommodations of Sunday River consist of approximately 5,400 beds including 714 condominium units and 648 quartershare units at the Summit Hotel. The off-mountain bed base in greater Bethel, Maine totals approximately 2,000 beds. The resort owns and operates five ski shops, five full-service restaurants, four cafeteria-style restaurants and four bars. The Company also owns and operates a 67-unit hotel and manages the Summit Hotel and approximately 714 condominium units. In addition, the Company is currently constructing a 588-unit Grand Summit Hotel at Sunday River's Jordan Bowl which is scheduled to open in December 1997. Since 1981, the Company has continually invested in capital improvements at Sunday River to expand and improve its on-mountain facilities and in real estate development. The most recently completed improvements include the creation of new skiing attractions at the Oz bowl and the Jordan Bowl which added approximately 158 acres (32%) of skiable terrain. In addition, Sunday River's Summer 1997 capital program includes (i) installation of a new high speed quad lift to North Peak, (ii) complete renovation of its largest base lodge to improve skier amenities and increase retail and food and beverage space and (iii) an upgrade of other facilities located at the resort. In addition, the Company recently completed preliminary construction of a three mile scenic access road to the Jordan Bowl area and a Robert Trent Jones, Jr. championship golf course is currently under development.

Mount Snow/Haystack. Mount Snow, located in Brattleboro, Vermont, the second largest ski resort in the Northeast with 560,000 skier visits in 1996-97, is the southernmost of the Company's resorts. A large percentage of the skier base for Mount Snow derives from Massachusetts, Connecticut and New York. The resort consists of two mountains separated by approximately three miles, which have been combined under single management. Its facilities consist of 134 trails and approximately 762 acres of skiable terrain serviced by 25 lifts. The resort has a 3,580 foot summit and a 1,700 foot vertical drop. The resort has five full-service base lodges. Mount Snow's on-mountain bed base currently consists of 1,280 beds. The off-mountain bed base in the greater Dover, Vermont area has approximately 7,300 beds. The resort owns and operates eight retail shops, four rental and repair shops, a pro shop, a country club and a nightclub. Mount Snow also headquarters the Company-owned "Original Golf School," and operates an 18-hole golf course, eight golf schools throughout the east coast, a mountain bike school, a 92-room hotel and a low-voltage local television station. Since its acquisition in June 1996, the Company has invested approximately $11.0 million in capital improvements to the resort, including the installation of two high speed quad chairlifts and increasing skiable terrain and snowmaking capacity and coverage. The capital improvements for summer 1997 include $2.6 million for additional lift capacity and over $500,000 for increased snowmaking capacity and base area expansion such as expanded retail and food and beverage outlets to complement the new Grand Summit Hotel.

Sugarloaf. Sugarloaf is located in Carrabassett Valley, Maine and was ranked as the number one overall ski resort in the East by the September 1997 Snow Country magazine survey. Sugarloaf is a single mountain with approximately 1,400 acres of terrain and 110 trails covering approximately 530 acres serviced by 14 lifts. There are approximately 870 additional acres of off-trail skiable terrain. The mountain has a 4,237 foot summit and a 2,820 foot vertical drop. Sugarloaf offers one of the largest ski-in/ski-out base villages in the Northeast, containing numerous restaurants, retail shops and an abundance of lodging. Sugarloaf is widely recognized for its challenging terrain, including its snowfields, which represent the only lift-serviced above-treeline skiing in the Northeast. As a destination resort, Sugarloaf has a broad market, including areas as distant as New York, New Jersey, Pennsylvania and Canada. Sugarloaf operates a year-round conference center, a cross-country ski facility and an 18-hole championship golf course designed by Robert Trent Jones, Jr., which is rated by Golf Digest and Golf magazines as one of the top 25 public courses in the United States. Sugarloaf's slope side ski village consists of its base lodge, two hotels, banquet facilities for up to 800 people, retail stores, a rental and repair shop, a sports and fitness club, 900 condominium units, rental homes, restaurants and an extensive recreational path network. Improvements currently underway at Sugarloaf include a new high speed quad chair to service lower mountain terrain and an additional fixed grip quad chair accessing the snowfields.

Sugarbush. Sugarbush, located in Vermont's Mad River Valley, features the three highest mountain peaks of any single resort in the East and was ranked as the ninth most popular ski area in North America by Skiing magazine in 1996. Extending over six mountain peaks, its facilities consist of 432 acres of skiable terrain and 112 trails serviced by 18 lifts. The resort has a 4,135 foot summit and a 2,650 foot vertical drop. The on-mountain accommodations at Sugarbush consist of approximately 2,200 beds. The off-mountain bed base within the Mad River Valley totals approximately 6,600 beds. The resort operates three ski shops, three full-service restaurants and four cafeteria-style restaurants. The Company also owns and operates the 46-unit Sugarbush Inn, manages approximately 200 condominium units, and owns and operates a championship golf course as well as a sports center and a conference center. Since the acquisition of Sugarbush by the Company in October 1995, the Company has invested $19.5 million in capital improvements to expand and improve its on-mountain facilities. The improvements completed in Summer 1996 included four high speed quad chairlifts, a 44% increase in snowmaking capacity, the creation of new glade skiing terrain, and numerous base area improvements. Summer 1997 capital includes expansions to facilities at the base of Lincoln Peak which house children's programs, rental and repair services and retail outlets.

Attitash Bear Peak. Attitash Bear Peak, located in the Mount Washington Valley, New Hampshire, is one of New Hampshire's largest ski resorts. Covering two mountain peaks, its facilities consist of 273 acres of skiable terrain and 60 trails serviced by 11 lifts. The resort has a 2,350 foot summit and a 1,750 foot vertical drop. The resort benefits from its location in the heart of New Hampshire ski country and its proximity to the Town of North Conway and the Mt. Washington valley tourist area, and is widely recognized as a family-oriented resort. The mountains are serviced by two base lodges. The on-mountain accommodations of Attitash Bear Peak consist of approximately 1,700 beds. The off-mountain bed base in the Mt. Washington Valley area totals approximately 16,000 beds. The resort operates two ski shops, two full-service restaurants, three cafeteria-style restaurants and two bars. Since its acquisition in July 1994, the Company has invested approximately $10.0 million in capital improvements at Attitash Bear Peak. The Summer 1996 improvements include the development of the new Bear Peak area, construction of a modern base lodge facility, installation of a new high speed quad lift and trails. The summer 1997 capital program at Attitash Bear Peak includes the addition of a triple-chair lift and increases in skiable terrain and snowmaking.

Competition

The ski industry is highly competitive. The Company competes with mountain resort areas in the United States, Canada and Europe. The Company also competes with other recreation resorts, including warm weather resorts, for the vacation guest. In order to cover the high fixed costs of operations associated with the ski industry, the Company must maintain each of its regional, national and international skier bases. The Company's prices are directly impacted by the variety of alternatives presented to skiers in these markets. The most significant competitors are resorts that are well capitalized, well managed and have significant capital improvement and resort real estate development programs. The Company's resorts also face strong competition on a regional basis. With all of its resorts located in the Northeastern United States, competition in that region is an important consideration. The Company's markets are the major population centers in the Northeast, particularly eastern Massachusetts, northern Connecticut, New York and northern New Jersey. For example, skier origin data collected at Sunday River indicates that approximately 43% of its weekend skiers reside in Massachusetts. Similar data collected at Killington and Mount Snow indicate that approximately 23% and 35%, respectively, of their weekend skiers reside in New York, with high concentrations from Massachusetts, Connecticut, New Jersey and Vermont.

Employees and Labor Relations

The Company employs approximately 6,000 employees at peak season and approximately 1,000 persons full time. None of the Company's employees are covered by any collective bargaining agreements. The Company believes it has good relations with its employees.

Government Regulation

The Company's resorts are subject to a wide variety of federal, state and local laws and regulations relating to land use environmental/health and safety, water resources, air and water emissions, sewage disposal, and the use, storage, discharge, emission and disposal of hazardous materials and hazardous and nonhazardous wastes, and other environmental matters. While management believes that the Company's resorts are currently in material compliance with all land use and environmental laws, failure to comply with such laws could result in costs to satisfy environmental compliance and/or remediation requirements or the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect operations. Phase I environmental assessments have been completed on all six resort properties. The reports identified areas of potential environmental concern including the need to upgrade existing underground storage tanks at several facilities and to potentially remediate petroleum releases. The reports did not, however, identify any environmental conditions or non-compliance at any of the resorts, the remediation or correction of which management believes would have a material adverse impact on the business or financial condition of the Company or results of operations or cash flows. The Killington resort has been identified by the U.S. Environmental Protection Agency (the "EPA") as a potentially responsible party at two sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). Killington has entered into a settlement agreement with the EPA at one of the sites, the Solvents Recovery Service of New England Superfund site in Southington, Connecticut. Killington recently rejected an offer to enter into a de minimis settlement with the EPA for the other site, the PSC Resources Superfund Site in Palmer, Massachusetts. The Company believes that its liability for these Superfund sites, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company or results of operations or cash flows.

         The Company believes it has all permits, licenses and approvals from governmental authorities material to the operation of the resorts as currently configured. The Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of any of its properties.

         The capital programs at the resorts will require permits and approvals from certain federal, state and local authorities. The Company's operations are heavily dependent upon its continued ability, under applicable laws, regulations, policies, permits, licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and service the other needs of its facilities, and otherwise to conduct its operations. There can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies will not occur in a manner that would have a material adverse effect on the Company, or that important permits, licenses or agreements will not be canceled, not renewed, or renewed on terms no less favorable to the Company. Major expansions of any one or more resorts could require the filing of an environmental impact statement under environmental laws and applicable regulations if it is determined that the expansion has a significant impact upon the environment and could require numerous other federal, state and/or local approvals. Although the Company has consistently been successful in implementing its capital expansion plans, no assurance can be given that necessary permits and approvals will be obtained. The Company's marketing and sales of interval ownership interests is subject to extensive federal and state government regulation.

Item 2 Properties

The Company's operations are wholly dependent upon its ownership or control over the real estate constituting each resort. In addition to the properties owned by the Company and described in "Item 1- Business-Resorts" the following summarizes non-owned real estate critical to operations at each resort. Management believes each of the following leases, permits or agreements is in full force and effect and that the Company is entitled to the benefit of such agreements.

         Sunday River leases approximately 1,500 acres, which constitute a substantial portion of its skiable terrain, under a 50-year lease terminating on October 14, 2030. The lease renews automatically thereafter on a year-to-year basis unless terminated by either the lessor or lessee.

         The Sugarbush resort uses approximately 1,915 acres pursuant to a special use permit issued by United States Forest Service dated May 17, 1995. The permit has a 40-year term expiring April 30, 2035. The special use permit has a renewal option which provides that it may be renewed if the use of the property remains compatible with the special use permit, the site is being used for the purposes previously authorized, and the ski area has been continually operated and maintained in accordance with all the provisions of the permit.

         Mount Snow leases approximately 1,315 acres which constitute a substantial portion of its skiable terrain. Of this total, 893 acres are occupied by Mount Snow pursuant to a special use permit granted by the United States Forest Service dated November 29, 1989. The permit has a 40-year term expiring December 31, 2029, which is subject to renewal at the option of Mount Snow if certain renewal conditions are satisfied. Mount Snow also leases 252 acres, which constitute a portion of its skiable terrain, from the Town of Wilmington, Vermont. The lease expires November 15, 2030. There are no renewal options. In addition, Mount Snow leases approximately 169 acres from Sargent Inc. pursuant to two separate leases expiring September 30, 2018 and March 31, 2025, respectively. Each lease can be renewed for an additional 30-year term. Mount Snow also has the option to purchase the leased property and a right of first refusal in the event Sargent Inc. receives a bona fide offer for the leased properties.

         Attitash Bear Peak uses approximately 281 acres of its skiable terrain pursuant to a special use permit issued by the United States Forest Service dated July 19, 1994. The permit has a 40-year term expiring July 18, 2034, which is renewable subject to certain conditions. In addition, Attitash Bear Peak leases a portion of its parking facilities under a lease expiring December 31, 2003. Attitash Bear Peak has the option to purchase this leased property at any time during the lease term.

Killington leases approximately 2,500 acres from the State of Vermont. A substantial portion of that property constitutes skiable terrain. The initial lease was for an initial 10-year term which commenced in 1960. The lease contains nine 10-year renewal options. Killington exercised the renewal option in 1970, 1980 and 1990. Assuming continued exercise of Killington's option, the lease ultimately expires in the year 2060. The lease is subject to a buy-out option retained by the State of Vermont, as landlord. At the conclusion of each 10-year term (or extended term) the State has the option to buy out the lease for an amount equal to Killington's adjusted capital outlay plus 10% of the gross receipts from the operation for the preceding three years. Adjusted capital outlay means total capital expenditures extending back to the date of origin of the lease depreciated at 1% per annum, except that non-operable assets depreciate at 2% per annum. This buy-out option will next become exercisable in the year 2000. Although the Company has not had confirmation from Vermont State officials, it has no reason to believe that the State intends to exercise the option at that time.

         The Sugarloaf resort leases the Sugarloaf Golf Course from the Town of Carrabassett Valley, Maine pursuant to a lease dated June 3, 1987. The lease term expires December 2003. Sugarloaf has an option to renew the lease for an additional 20-year term.

Item 3 Legal Proceedings

The Company currently and from time to time is involved in litigation arising in the ordinary course of its business. The Company does not believe that it is involved in any litigation that will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations or cash flows. Each of the resort operating companies have pending and are regularly subject to suits with respect to personal injury claims related principally to skiing activities at such resort. Each of the operating companies maintains liability insurance that the Company considers adequate to insure claims related to usual and customary risks associated with the operation of a ski resort. The Company operates a captive insurance company authorized under the laws of the State of Vermont, which provides liability and workers' compensation coverage for its resorts located in Vermont.

Item 4  Submission of Matters to a Vote of Security Holders

There were no matters submitted to vote by the Security Holders during the fourth quarter of fiscal 1997.

                                     PART II

Item 5 Market for the Registrant's Common Stock and Related Security Holder Matters.

Market Information

There has been no established public trading market for shares of the Company's common stock (the "Common Stock") and there can be no expectation that such a market will develop and, therefore, holders of Common Stock may be unable to resell shares of Common Stock due to the lack of a market. The Company does not intend to register its Common Stock or list the Common Stock on any exchange or on any automated dealer quotation system.

Recent Sales of Unrequested Securities

No equity securities were sold during fiscal 1997.

Holders

As of October 22, 1997, there were two holders of record of Common Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its capital improvement and growth strategies and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for capital improvements and expansion. The Indenture governing the Company's 12% Senior Subordinated Note due 2002 contains certain restrictive covenants that, among other things, limit the payment of dividends or the making of distributions on equity interests of the Company.

Item 6  - Selected Financial Data

The following selected historical financial data of the Company have been derived from the financial statements of the Company audited by Price Waterhouse LLP, independent accountants as of and for each of the fiscal years ended July 30, 1995, July 28, 1996 and July 27, 1997; and for the years ended July 25, 1993 and July 31, 1994 have been derived from the financial statements of the Company audited by Berry, Dunn, McNeil & Parker, independent accountants.

                                                                                   Historical Year Ended (1)
                                                               -----------------------------------------------------------------
                                                               July 25,      July 31,      July 30,    July 28,      July 27,
                                                                 1993          1994          1995        1996          1997
                                                               -----------------------------------------------------------------
                                                                               (in thousands, except per skier visit amounts)
Statement of Operations Data:
Net revenues:
     Resort....................................................  $23,645        $26,544       $ 46,794   $ 63,489       $166,818
     Real estate...............................................    6,103          6,682          7,953      9,933          8,468
                                                                 -------        -------       --------   --------       --------
          Total net revenues...................................   29,748         33,226         54,747     73,422        175,286
                                                                 -------        -------       --------   ---------      --------
Operating expenses:
     Resort....................................................   14,705         15,787         29,725     41,799        109,739
     Real estate...............................................    3,245          3,179          3,994      5,844          6,813

     Marketing, general and administrative (2).................    4,718          5,940          9,394     11,289         26,126
     Depreciation and amortization.............................    1,984          2,421          3,910      6,783         18,293
                                                                 -------        -------        -------    -------        -------
          Total operating expenses.............................   24,652         27,327         47,023     65,715        160,971
                                                                 -------        -------        -------    -------        -------
Income from operations.........................................    5,096          5,899          7,724      7,707         14,315
Other expenses:
     Commitment fee............................................     --             --             --        1,447            --
     Interest expense..........................................      849          1,026          2,205      4,699         23,707
                                                                 -------        -------        -------    -------        -------
Income (loss) before provision (benefit) for income taxes,
  minority interest in loss of subsidiary and extraordinary
  gain from insurance claim....................................    4,247          4,873          5,519      1,561         (9,392)
Provision (benefit) for income taxes...........................      --            --              400      3,906         (3,613)
Minority interest in loss of subsidiary........................      --            --              --         108            --
                                                                  -------       -------        -------    -------        -------
Income (loss) before extraordinary gain from
  insurance claim..............................................    4,247          4,873          5,519     (5,779)        (5,779)
Extraordinary gain from insurance claim........................    1,592             --             --         --             --
                                                                  ------        -------        -------    -------        -------
Net Income (loss)..............................................  $ 5,839        $ 4,873        $ 5,519   $ (5,779)     $  (5,779)
                                                                 =======        =======        =======    =======      =========
Other Data:

Resort:
     Skier visits (000's)(2)...................................      525            528          1,060      1,290          3,025
     Season pass holders (000's)...............................      3.2            3.7           11.2       13.2           30.9
     Resort revenues per skier visit...........................  $ 45.04        $ 50.26        $ 44.14   $  49.20      $   55.18
     Resort EBITDA(3)(4).......................................  $ 4,222        $ 4,817        $ 7,675   $ 10,401      $  30,953

Real estate:
     Number of units sold......................................      173            155            163        177            123
     Number of units pre-sold(5)...............................      --             --             --         109            605
     Real estate EBIT(4)(6)....................................  $ 2,858        $ 3,503        $ 3,959   $  4,089      $   1,655

Statement of Cash Flows Data:
     Cash flows from operations................................  $ 2,667        $ 5,483       $ 12,593   $  7,465      $   5,915
     Cash flows from investing activities......................   (4,432)        (9,041)       (13,843)  (122,583)       (10,841)
     Cash flows from financing activities......................    1,559          3,764          2,399    116,941          4,375

Balance Sheet Data:
     Total assets..............................................  $39,850        $51,784       $ 72,434   $298,732      $ 313,450
     Long term debt, excluding current maturities..............   14,453         19,103         27,169    187,827        196,582
     Common shareholders' equity...............................   23,167         26,212         30,502     21,903         16,124

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this From 10-K.

General

The discussion and analysis below relates to the historical financial statements and results of operations of the Company, and the liquidity and capital resources of the Company. Historically the Company has generated the vast majority of its revenues in the second and third quarters of its fiscal year, of which a significant portion is produced in two key weeks--the Christmas and Presidents' Day vacation weeks (during which approximately 23% of annual skier visits are generated). During the first and fourth fiscal quarters, the Company experiences substantial reductions in utility expense, due to the absence of snowmaking and lift operation, while making significant expenditures for off-season maintenance, expansion and capital improvement activities in preparation for the upcoming ski season.

Results of Operations of the Company

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of revenues.

                                                                           Fiscal Year Ended
                                                            --------------------------------------------
                                                            July 30, 1995   July 28, 1996  July 27, 1997
                                                            --------------------------------------------
Revenues:
     Resort ................................................       85.5%         86.5%         95.2%
     Real estate ...........................................       14.5          13.5           4.8
                                                                  -----         -----         -----
          Total revenues ...................................      100.0         100.0         100.0
                                                                  -----         -----         -----
Operating expenses:
   Resort ..................................................       54.3          56.9          62.6
   Cost of real estate sold                                         7.3           8.0           3.9
   Marketing, general and administrative ...................       17.2          15.4          14.9
   Depreciation and amortization ...........................        7.1           9.2          10.4
                                                                  -----         -----         -----
          Total operating expenses .........................       85.9          89.5          91.8
                                                                  -----         -----         -----
Income from operations .....................................       14.1          10.5           8.2
Commitment fee .............................................        --            2.0            --
Interest expense ...........................................        4.0           6.4          13.5
                                                                  -----         -----         -----
Income (loss) before provision for income taxes
     and minority interest in loss of subsidiary ...........       10.1           2.1          (5.3)
Provision (benefit) for income taxes .......................        0.7           5.3          (2.1)
                                                                  -----         -----         -----
Income (loss) before minority interest in loss of
     subsidiary ............................................        9.4          (3.2)         (3.3)
Minority interest in loss of subsidiary ....................        --            0.2           0.1
                                                                  -----         -----         -----
Net income (loss) ..........................................        9.4%         (3.0)%        (3.1)%
                                                                  -----         -----         -----

Fiscal Year Ended July 27, 1997 Compared to Fiscal Year Ended July 28, 1996

Resort revenues in fiscal 1997 were $166.8 million, an increase of $103.3 million, or 162.8%, as compared to resort revenues of $63.5 million in fiscal 1996. This increase was due primarily to the addition of the S-K-I resorts in June 1996, which accounted for $106.6 million, which was offset by $3.2 million attributable to a decrease in revenues due to the divestiture of the Cranmore ski resort and an increase in resort revenues at the Company's other resorts.

Revenues from real estate operations in fiscal 1997 were $8.5 million, a decrease of $1.4 million, or 14.7%, as compared to revenues from real estate operations of $9.9 million in fiscal 1996. This decrease was due primarily to all quartershare units at the Summit Hotel at Sunday River being fully sold by July 1996. The Company has completed construction of the Grand Summit Hotel at the Attitash Bear Peak ski resort and began closing on quartershare unit sales at that Project on April 6, 1997. As of July 27, 1997 the Grand Summit at Attitash Bear Peak had $5.0 million in quartershare unit sales.

Cost of resort operations in fiscal 1997 was $109.7 million, an increase of $68.0 million, or 162.5%, as compared to cost of resort operations of $41.8 million in fiscal 1996. This increase was due primarily to the addition of the S-K-I resorts.

Cost of real estate operations in fiscal 1997 was $6.8 million, an increase of $1.0 million, or 17.2%, as compared to cost of real estate operations of $5.8 million in fiscal 1996. This increase was due to pre-construction activities on the hotel projects that began construction in the fourth quarter of the year ended July 27, 1997 and costs related to the sales of quartershares at the Grand Summit at Attitash Bear Peak.

Marketing, general and administrative expenses in fiscal 1997 were $26.1 million, an increase of $14.8 million, or 131.0%, as compared to marketing, general and administrative expenses of $11.3 million in fiscal 1996. This increase was due to the addition of the S-K-I resorts, which account for an increase of $11.9 million. The remaining difference of $2.9 million is due to a decrease in expense of $0.5 million due to the divestiture of the Cranmore ski resort and an increase in expense of $3.4 million due to increased marketing activity at the pre-merger resorts.

Depreciation and amortization expenses in fiscal 1997 were $18.3 million, an increase of $11.5 million, or 169.7%, as compared to depreciation and amortization expenses of $6.8 million in fiscal 1996. This increase was due primarily to the addition of the S-K-I resorts, which account for an increase of $10.2 million. The remainder of the increase results from capital improvements and the amortization of goodwill and prepaid loan fees that did not exist prior to the acquisition of the S-K-I resorts.

Interest expense in fiscal 1997 was $23.7 million an increase of $19 million or 505% as compared to interest expense of $4.7 million in fiscal 1996. This increase was due to increased indebtedness associated with the acquisition of the S-K-I Resorts, and the Company's extensive capital programs during the summer of 1996.

Fiscal Year Ended July 28, 1996 Compared to Fiscal Year Ended July 30, 1995.

Resort revenues in fiscal 1996 were $63.5 million, an increase of $16.7 million, or 35.7%, as compared to resort revenues of $46.8 million in fiscal 1995. This increase was due to (i) $4.0 million attributable to the acquisition of Mt. Cranmore in June 1995, (ii) an increase of approximately 19,000 skier visits, or approximately 10%, at Attitash Bear Peak, (iii) an increase of approximately 20,000 skier visits, or approximately 13%, at Sugarbush, (iv) an increase in lift ticket prices, resulting in an increase in revenues per skier visit from $41.89 in fiscal 1995 to $44.61 in fiscal 1996, (vi) an approximate 10% increase in season pass revenues, primarily due to the addition of a multi-resort season pass, and (vii) $2.8 million attributable to the inclusion of the S-K-I resorts for the final month of fiscal 1996.

Real estate revenues in fiscal 1996 were $9.9 million, an increase of $2.0 million, or 24.3%, as compared to real estate revenues of $7.9 million in fiscal 1995. This increase was due to increased sales of quartershare units at the Summit Hotel at Sunday River and the sale of 16 additional townhouse units at Sunday River in fiscal 1996 compared to fiscal 1995, as well as higher average sales prices.

Cost of operations in fiscal 1996 was $41.8 million, an increase of $12.1 million, or 40.7%, as compared to cost of operations of $29.7 in fiscal 1995. This increase was due to (i) $1.5 million attributable to the acquisition of Mt. Cranmore, (ii) incremental costs resulting from the increased skier visits,
(iii) operating costs resulting from the increased snowmaking and lift capacity and skiable terrain that resulted from the $22.2 million of capital expenditures during fiscal 1996 and (iv) $2.9 million attributable to the inclusion of the S-K-I resorts for the final month of fiscal 1996.

Cost of real estate sold in fiscal 1996 was $5.8 million, an increase of $1.9 million, or 48.7%, as compared to cost of real estate sold of $3.9 in fiscal 1995. This increase was due to the increased real estate sales volume.

Marketing, general and administrative expense in fiscal 1996 were $11.3 million, an increase of $1.9 million, or 20.2%, as compared to marketing, general and administrative expenses of $9.4 in fiscal 1995. This increase was due to (i) approximately $0.7 million attributable to the acquisition of Mt. Cranmore, (ii) an extensive marketing campaign following the significant improvements made at Sugarbush, (iii) expenses resulting from the acquisition of Mt. Cranmore and Sugarbush and (iv) $0.9 million attributable to the inclusion of the S-K-I resorts for the final month of fiscal 1996.

Depreciation and amortization in fiscal 1996 were $6.8 million, an increase of $2.9 million, or 74.4%, as compared to depreciation and amortization of $3.9 million in fiscal 1995. This increase was due to depreciation resulting from (i) the $24 million capital program completed prior to the 1995-96 ski season, (ii) the acquisitions of Mt. Cranmore and Sugarbush and (iii) $0.9 million attributable to the inclusion of S-K-I resort for the final month of fiscal 1996.

Interest expense in fiscal 1996 was $4.7 million, an increase of $2.5 million, or 113.6%, as compared to interest expenses of $2.2 in fiscal 1995. This increase was due to (i) increased borrowings to support the Company's capital program, (ii) the acquisitions of Mt. Cranmore and Sugarbush and (iii) $0.2 million attributable to the inclusion of the S-K-I resorts for the final month of fiscal 1996.

Income tax expense in fiscal 1996 was $3.9 million, an increase of $3.5 million, or 875%, as compared to income tax expenses of $0.4 million in fiscal 1995. The majority of the increase in the Company's provision for income taxes was attributable to the conversion of the former S corporations to C corporations, offset by an $0.8 million benefit due to inclusion of the S-K-I resorts for the final month of fiscal 1996.

Liquidity and Capital Resources

      The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company's primary sources of liquidity are cash flow from operations of its subsidiaries and borrowings under the Company's existing $65 million revolving line of credit with Fleet National Bank (the "Existing Credit Facility"). Approximately $53.0 million was outstanding under the Existing Credit Facility at July 27, 1997. Future borrowing under the Existing Credit Facility will be subject to compliance by the Company with the provisions thereof. As of July 27, 1997, the Company was in violation of certain financial covenants in the Existing Credit Facility. As of September 24, 1997, all of such violations were waived by the lenders party to the Existing Credit Agreement and the financial covenants with respect to which the Company was in default were amended.

The Company's parent, American Skiing Company (formerly ASC Holdings Inc.) (the "Parent"), has obtained a commitment for a new credit facility (the "New Credit Facility") which provides for revolving credit and term loan financing for the Company in an aggregate principal amount of up to $75 million. The commitment for the New Credit Facility is subject to various closing conditions, including the closing of the Parent's proposed initial public offering of common stock. The New Credit Facility is expected to be consummated in the second quarter of fiscal 1998. The New Credit Facility is expected to consist of a six-year revolving credit facility in the amount of $45 million and an eight-year term facility in the amount of $30 million. The revolving facility will be subject to annual 30-day clean down requirements to an outstanding balance of not more than $10 million. The maximum availability under the revolving facility will reduce over the term of the New Credit Facility by certain prescribed amounts. The term facility amortizes at a rate of approximately 1.0% of the principal amount for the first six years with the remaining portion of the principal due in two substantially equal installments in years seven and eight. Beginning in July 1999, the New Credit Facility is expected to require certain mandatory prepayments from excess cash flows. In no event, however, will such mandatory prepayments reduce the Company's revolving facility commitment below $35 million. The New Credit Facility is expected to be secured by substantially all the assets of the Company, except Grand Summit Resort Properties, Inc., which is not a borrower under the New Credit Facility. The New Credit Facility is expected to contain affirmative, negative and financial covenants customary for this type of senior credit facility including maintenance of customary financial ratios. Compliance with financial covenants will be determined on a consolidated basis notwithstanding the bifurcation of the New Credit Facility into facilities for the Company and the Parent's ASC West subsidiary, with the exception of a leverage test.

      Concurrently with the Parent's initial public offering, the Company is soliciting the consent (the "Consent Solicitation") from holders of the Company's 12% Senior Subordinated Notes due 2006 (the "12% Notes") to amend (the "Proposed Amendment") the indenture relating to the 12% Notes (the "12% Note Indenture") to permit the consummation of the offering without requiring the Company to make a Change of Control Offer (as defined). In the event Company does not receive the necessary consents to amend the 12% Note Indenture, consummation of the Parent's initial public offering will trigger a Change of Control (as defined in the 12% Note Indenture). If all outstanding 12% Notes were tendered, the amount of funds necessary to consummate the Change of Control Offer would be $121.2 million, plus the amount of all accrued and unpaid interest ($3.6 million as of September 30, 1997).

      In addition, subject to closing by the Parent of the Parent's proposed initial public offering of common stock, the Company plans to issue common stock to the Parent in the amount of approximately $27.7 million and use the proceeds to redeem its 13 3/4% Subordinated Discount Notes due 2007 for an aggregate redemption price of approximately $27.7 million. The Company also plans to repay approximately $7.7 million of outstanding debt in connection with the closing of the Parent's initial public offering with the proceeds of an equity investment by the Parent in the Company.

In fiscal 1997, cash provided from operating activities of $7.3 million was attributable primarily to net losses of $5.5 million, offset primarily by depreciation and amortization of $18.3 million, non-cash interest of $3.3 million, release of escrowed funds of $12.6 million and an increase in accounts payable and other current liabilities of $6.8 million. Such cash flows from operating activities were reduced by a net investment of approximately $22.0 million in real estate developed for resale, much of which is expected to be completed and available for sale in fiscal 1998. In fiscal 1996, cash provided by operating activities of $7.5 million was attributable to a net loss of $2.2 million plus depreciation and amortization of $6.8 million, the addback of a $5.6 million non-cash tax charge related to the conversion from S corporation status to C corporation status, reduced by a reduction in accounts payable and other accrued liabilities of approximately $3.6 million. In fiscal 1995, cash flow from operating activities of $12.6 million was generated by net income of $5.1 million plus depreciation and amortization of $3.9 million and a $2.5 million increase in accounts payable and other accrued liabilities.

Over the last three years, the Company's cash flows from investing activities have consisted primarily of payments for acquisitions, capital expenditures and proceeds from the sale of businesses. In fiscal 1997, the Company's net investments were $14.6 million, consisting primarily of purchases of businesses of $7.0 million and capital expenditures of $23.7 million, net of $15.0 million of proceeds from the sale of businesses and property and equipment. In fiscal 1996, the Company invested an aggregate of $122.6 million including $97.1 million to acquire businesses and $25.1 million of capital expenditures. In fiscal 1995, the Company invested $13.8 million, including $1.8 million of acquisitions and $12.0 million of capital expenditures. The Company generated cash from financing activities of $4.8 million in fiscal 1997, consisting primarily of net receipts under borrowing agreements. In fiscal 1996, cash provided by financing activities of $116.9 million included $121.1 million of net proceeds from issuance of long-term subordinated notes and debentures and $17.1 million of net revolving loan borrowings, less $8.5 million of deferred financing costs, $13.6 million of payments on long-term debt and a $3.2 million shareholder distribution. In fiscal 1995, cash provided by financing activities of $2.4 million included $4.0 million of increases under lines of credit and revolving credit loans, net of repayments of long-term debt of $0.8 million and a $0.9 million shareholder distribution.

Management plans to undertake hotel and condominium development and construction activities in fiscal 1998 at Sunday River, Killington, Mount Snow/Haystack, Sugarbush and Sugarloaf, incurring total estimated costs of approximately $75 million. It is expected that these activities will be conducted through special purpose subsidiaries with limited guarantees of associated indebtedness being provided by the Company, to the extent permitted by the New Credit Facility and the Indenture governing the Company's 12% Senior Subordinated Notes due 2006 (the "12% Note Indenture"). All necessary funding for hotel development projects at Killington, Sunday River and Mount Snow/Haystack is provided through a construction loan facility established in August and September of 1997, and those projects are under construction, other projects will require funding on a construction finance basis.

The Company's ability to guarantee the obligations of unrestricted real estate development subsidiaries is expected to be limited under the New Credit Facility to an aggregate amount of $25 million of indebtedness. In keeping with the Company's historical real estate development practices, and as required under the 12% Note Indenture, such development projects generally must attain pre-construction sales (evidenced by executed purchase agreements and earnest money from purchasers) equal to approximately 35% of total projected construction costs, in order for the project to proceed. Liquidity may also be affected by the debt service requirements associated with such borrowings, as well as any required equity investments by the Company in such entities. Management believes that there is a considerable degree of flexibility in the timing (and, to a lesser degree, the scope) of its capital expenditure program, and even greater flexibility as to its real estate development objectives. While the Company's capital expenditure program is regarded by management as important, both as to timing and scope, additional or subsequent capital spending can be deferred, in some instances for substantial periods of time, in order to address cash flow or other constraints. However, management believes that, in light of current competitive conditions in the ski industry, such initiatives cannot be deferred indefinitely or even for extended periods without adverse effects on skier visits, revenues and profitability. With respect to the Company's proposed real estate development program, management believes that such efforts will enhance ski revenues and will contribute independently to earnings, as has been the case historically at the Company's resorts. Nonetheless, existing lodging facilities in the vicinity of each resort are believed to be adequate to support current skier volumes, and a deferral or curtailment of these development efforts, unlike the capital expenditure program, is not regarded by management as likely to result in substantial decreases in skier visits, revenues or profitability.

The Company's liquidity also will be affected by its existing indebtedness, including the indebtedness evidenced by the 12% Note Indenture and the New Credit Facility. Management believes that the Company's cash flow from operations, combined with borrowings available under the New Credit Facility and additional borrowings to the extent permitted under the New Credit Facility and the 12% Note Indenture, will be sufficient to enable the Company to meet all of its cash requirements for the foreseeable future. The Company expects that independent financing facilities must be established to carry out its real estate development strategy.

The business of the Company is highly seasonal, with the vast majority of its annual revenues historically being generated in the second and third fiscal quarters, of which a significant portion is produced in two key weeks--the Christmas and Presidents' Day vacation weeks, during which over 23% of annual skier visits are realized. Cash flow from operations in the first and fourth quarters of the year typically will not be sufficient to cover fixed charges in such quarters.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act Of 1995

      The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, uncertainty as to future financial results, substantial leverage of the Company, the capital intensive nature of development of the Company's ski resorts; rapid and substantial growth that could place a significant strain on the Company's management, employees and operations; demand for and costs associated with real estate development; change in market conditions affecting the interval ownership industry; regulation of marketing and sales of the Company's quartershare interests; seasonality of resort revenues; fluctuations in operating results; dependence on favorable weather conditions; competition; regional and national economic conditions; laws and regulations relating to the Company's land use, development, environmental compliance and permitting obligations; renewal or extension terms of the Company's leases and permits; the adequacy of water supply; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for fiscal year 1998 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 8 Financial Statements

Selected Quarterly Operating Results

The following table presents certain unaudited quarterly financial information of the Company for the eight quarters ended July 27, 1997. In the opinion of the Company's management, this information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this Form 10K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial results set forth herein. Results of operations for any previous quarters are not necessarily indicative of results for any future period.

                                                                      Quarter Ended

                               Oct. 28,   Jan. 28,   Apr. 28,   July 28,   Oct. 27,    Jan. 26,  Apr. 27,  Jul. 27,
                                  1995      1996       1996       1996       1996        1997     1997        1997
                                  ----      ----       ----       ----       ----        ----     ----        ----
                                                                      (in thousands)

Revenues:
Resort ......................   $ 4,490    $26,451   $26,342   $  6,206    $ 11,541    $64,533   $81,673   $  9,071
Real estate .................       387      4,307     4,788        451       1,569      1,740     2,674      2,485
                                -------    -------   -------   --------    --------    -------   -------   --------
Total revenues ..............     4,877     30,758    31,130      6,657      13,110     66,273    84,347     11,556
                                -------    -------   -------   --------    --------    -------   -------   --------

Operating expenses:
  Cost of operations ........     5,576     18,221     8,864      9,138      19,319     38,892    37,981     13,547
  Cost of real estate sold ..        --         --     4,806      1,038       1,032      1,681     2,167      1,933
  Marketing, general and
    administrative ..........     2,537      2,927     4,919        906       5,405      7,096     9,097      4,528
  Depreciation and
    amortization ............       327      2,500     2,788      1,168       1,527      7,344     8,075      1,347
                                -------    -------   -------   --------    --------    -------   -------   --------
Total operating expenses ....     8,440     23,648    21,377     12,250      27,283     55,013    57,320     21,355
                                -------    -------   -------   --------    --------    -------   -------   --------
Income (loss) from operations   $(3,563)   $ 7,110   $ 9,753   $ (5,593)   $(14,173)   $11,260   $27,027   $ (9,799)
                                -------    -------   -------   --------    --------    -------   -------   --------

Item 9 Changes in and Disagreements with Accountants over Accounting and Financial Disclosures

None

                                    PART III

Item 10 Directors and Executive Officers

MANAGEMENT

Directors and Executive Officers

The following table sets forth in formation with respect to the directors and executive officers of the Company.

Name                         Age   Position

Leslie B. Otten............   48   Director, President and Chief
                                     Executive Officer
Gordon Gillies.............   53   Director
Thomas M. Richardson.......   44   Senior Vice President, Chief Financial
                                     Officer and Treasurer
Christopher E. Howard......   40   Senior Vice President, Chief Administrative
                                     Officer, General Counsel and Clerk
Burton R. Mills............   44   Senior Vice President--Mountain Operations
G. Christopher Brink.......   44   Senior Vice President--Marketing
Warren C. Cook.............   52   Senior Vice President--Resort Operations

Each officer serves at the discretion of the Board of Directors. Each director holds office until his successor is duly elected and qualified or until his resignation or removal. There are no family relationships among any of the directors or executive officers of the Company.

Leslie B. Otten, Director, President and Chief Executive Officer. In 1970, Mr. Otten joined Sherburne Corporation, then the parent company of Sunday River, Killington and Mount Snow. Mr. Otten became Assistant General Manager of Sunday River in 1972 and became General Manager of Sunday River in 1974. He has been a director and the President and Chief Executive Officer of the Company (or a subsidiary of the Company) since 1980. Mr. Otten has been the President, Chief Executive Officer of the Parent since its inception. Mr. Otten is currently a director and was previously chairman of the Portland Museum of Art, the Maine Chamber and Alliance, Maine Handicap Skiing, Gould Academy (a private secondary school) and Project Opportunity (a higher education scholarship program).

Gordon Gillies, Director, Mr. Gillies is an independent director. Mr. Gillies is currently a member of the faculty at Hebron Academy in Hebron, Maine where he has been since 1989. Prior to joining the faculty at Hebron Academy Mr.
Gillies was a practicing attorney in Bethel, Maine for 15 years and was and continues to be an investor in Maine based real estate.

Thomas M. Richardson, Senior Vice President, Chief Financial Officer and Treasurer. Mr. Richardson joined the Company in the spring of 1993 as Vice President of Finance and Base Operations and has served in his present position since July 1996. From 1992 until joining the Company, he worked at Loon Mountain Recreation Corporation (a ski resort operator) as Treasurer and Director of Food, Beverage and Tickets. From 1983 to 1992, Mr. Richardson worked at S-K-I Ltd. (an owner of ski resorts) as an Internal Auditor, Accounting Manager and Division Controller at Killington. Mr. Richardson has been the Senior Vice President, Chief Financial Officer, Treasurer and Director of the Parent since its inception. Mr. Richardson serves on the Economic Committee of the National Ski Area Association.

Christopher E. Howard, Senior Vice President, Chief Administrative Officer, General Counsel and Clerk. Mr Howard holds the same positions with the Parent and is also a Director of the Parent. Mr. Howard joined the Company in 1996 after serving as the Company's outside counsel. Prior to joining the Company, Mr. Howard was a partner in the law firm of Pierce Atwood where he practiced in the firm's corporate department since 1982.

Burton R. Mills, Senior Vice President--Mountain Operations. Mr. Mills has spent his entire 22-year career with the Company (or its predecessor), serving in his present capacity since July 1996. Prior thereto, he served as Vice President of Mountain Operations. Mr. Mills holds the same position with the Parent.

G. Christopher Brink, Senior Vice President--Marketing. Mr. Brink has been with the Company since 1993 and in his present capacity since July 1996. Mr. Brink holds the same position with the Parent. Prior to joining the Company, Mr. Brink served from 1991-1993 as a director of off-site sale centers for Marriott Vacation Ownership, Inc.

Warren C. Cook, Senior Vice President--Resort Operations. Mr. Cook joined the Company in 1996 as Managing Director of Sugarloaf Mountain Corp. (a subsidiary of the Company). Mr. Cook holds the same position with the Parent. Since January 1997 he has served in his present capacity with the Company. From 1986 to 1996 he was chief executive officer and general manager of Sugarloaf, USA (a ski resort operator).

Item 11 Executive Compensation

The following table shows remuneration paid or accrued by the Company during the last three fiscal years to the Chief Executive Officer and to each of the other four most highly compensated executive officers of the Company (together, the "Named Executive Officers") for services in all capacities while they were employees of the Company, and the capacities in which the services were rendered.

Summary Compensation Table

Name and Principal Position              Year   Salary     Bonus
Compensation

Leslie B. Otten ......................   1997   $350,000   $  --
President and Chief Executive Officer    1996    104,000    6,000
                                         1995    108,000    4,000

Thomas M. Richardson .................   1997    170,000      --
Senior Vice President, Chief Financial   1996    112,000    7,000
Officer and Treasurer                    1995     85,000    3,250

Warren C. Cook .......................   1997    133,770      --
Senior Vice President-Resort             1996       --        --
Operations                               1995       --        --

Burton R. Mills ......................   1997    170,000      --
Senior Vice President--Mountain          1996    155,000    9,000
Operations                               1995    155,000    6,000

G. Christopher Brink .................   1997    170,000      --
Senior Vice President--Marketing         1996    127,000    7,000
                                         1995    120,000    5,000

Director Compensation

The Company will reimburse each member of the Board of Directors for expenses incurred in connection with attending Board and committee meetings.

Employment Agreement

In August 1994, Warren Cook entered into an employment agreement with Sugarloaf Mountain Corporation ("SMC"). The employment agreement provides that Mr. Cook will act as President of SMC for a term of five years and a base salary of $120,000 per year (subject to customary salary increases), plus an annual bonus. In addition, under Mr. Cook's employment agreement, he is entitled to participate in SMC's employee benefit plans. If Mr. Cook's employment is terminated for any reason, other than Mr. Cook's gross mismanagement, he will be entitled to a cash payment equal to the greater of 50% of the compensation he would have received over the remaining term of the agreement or his annual salary and bonus for the year in which the termination occurs.

In August 1996, Christopher Howard entered into an employment agreement with the Company. The employment agreement provides that Mr. Howard will act as Chief Administrative Officer and General Counsel of the Company for a base salary of $150,000 per year (subject to salary increases based on inflation reflected in the Consumer Price Index), plus an annual bonus equal to the greater of $50,000 or .1875% of the combined ski and lodging and real estate EBITDA of the Company. In addition, under Mr. Howard's employment agreement, he is entitled to participate in the company's employee benefit plans. If Mr. Howard's employment is terminated (i) involuntarily, he is entitled to receive his annual salary and bonus for the year in which the termination occurs or (ii) in accordance with a sale of the Company, he is entitled to receive two times his annual salary and bonus for the year in which the sale occurs.

Report on Executive Compensation

The Company does not have a compensation committee. All decisions with respect to the Company's executive officers have been made by the Mr. Otten and Mr. Gllies, in their capacity as directors of the Company. Decisions with respect to executive compensation have been made on the basis of available information with respect to the compensation of individuals having comparable responsibilities at other major skiing and resort businesses, the recent performance and financial condition of the Company and the performance of the individual executives. Mr. Cook's compensation has been determined pursuant to his employment agreement with Sugarloaf Mountain Corporation, a subsidiary of the Company.

                                Leslie B. Otten
                                 Gordon Gilles

Item 12  Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of October 29, 1997, (i) by each person or entity known by the Company to own beneficially more than 5% of the Company's capital stock, (ii) by each director of the Company, (iii) by each of the Named Executive Officers and (iv) by all directors and executive officers of the Company as a group. Each person or entity listed below maintains a mailing address c/o American Skiing Company, P.O. Box 450, Sunday River Access Road, Bethel, Maine 04217, and has sole voting and investment power over the shares of Common Stock shown as beneficially owned, except to the extent authority is shared by spouses under applicable law.

                                                Common Stock
                                             Beneficially Owned
                                             Shares        Percent

Directors, Named Executive
Officers and Five Percent
Percent Shareholders
Leslie B. Otten ............                  939,168(1)   96%
Gordon Gillies .............                     --        --
Thomas M. Richardson .......                     --        --
Warren C. Cook .............                     --        --
Burton R. Mills ............                     --        --
G. Christopher Brink .......                     --        --
Directors and Executive
  Officers as a Group
  (8 persons) ..............                  939,168(1)   96%

----------
(1) All shares shown as beneficially owned by Mr. Otten are owned by American Skiing Company, a corporation in which Mr. Otten owns 100% of the outstanding voting stock.

Item 13 Certain Relationships and Related Transactions

In June 1996, Sunday River Skiway Corporation, a subsidiary of the Company ("SRSC"), issued an unsecured demand note to Mr. Otten obligating SRSC to pay to Mr. Otten a total of $5.2 million. Interest on the note is calculated at 5.4% per annum. The note was issued to Mr. Otten for an amount equal to the income taxes to be paid by him in 1996 and 1997 with respect to SRSC's income as a Subchapter S corporation which was converted to a C corporation. The remaining principal amount of such note as of September 1, 1997 was approximately $1.9 million.

Christine Otten, Mr. Otten's spouse, is employed by the Company as its director of retail buying and is principally responsible for its retail sales activities. During fiscal year 1997, Ms. Otten received total compensation of $51,600.

Western Maine Leasing Co., a corporation wholly owned by Mr. Otten, presently leases items of heavy equipment to Sunday River under short-term leases on terms believed by management to be comparable to those that could be obtained by Sunday River from unaffiliated lessors of such equipment. In fiscal 1997, payments under such leases totaled $36,700.

The Company provides lodging management services for Ski Dorm, Inc., a corporation owned by Mr. Otten and his mother, which owns a ski dorm located near the Sunday River resort, on terms believed by management to be comparable to those that would be offered by the Company to unaffiliated entities. In fiscal 1997, payments by Ski Dorm, Inc. to Sunday River totaled $87,000. In addition, Ski Dorm, Inc. issued a promissory note in 1995 in the principal amount of $265,000, of which $250,000 was outstanding at July 27, 1997. Such note is secured by a mortgage on land and a building. Interest on the note is charged at the prime rate plus 1 1/2 % and principal and any accrued interest are due in December 1999.

Sunday River Land Holdings, Inc., a company wholly owned by Mr. Otten, leases the real estate upon which the Sunday River snow-making ponds are located. The lease has a term of 30 years and rent at the rate of $100,000 per year, subject to a Consumer Price Index inflation adjustment.

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this report:

      1. Index to financial statements, financial statement schedules, and supplementary data, filed as part of this report:

            Report of Independent Accountants...................... 24

            Consolidated Statement of Income....................... 26

            Consolidated Balance Sheets............................ 25

            Consolidated Statement of Cashflows.................... 28

            Notes to Consolidated Financial Statements............. 30

      2.   Financial Statement Schedules
                  All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      3.   Exhibits filed as part of this report: ................. 64

ASC East
Consolidated Financial Statements
July 28, 1996 and July 27, 1997

                        Report of Independent Accountants

To the Board of Directors and Shareholders of ASC East

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of ASC East and its subsidiaries at July 28, 1996 and July 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 27, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Boston, MA
September 19, 1997, except as to Note 16 which is as of October 10, 1997

ASC East
Consolidated Balance Sheet
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                         July 28,       July 27,
                                                           1996           1997

Assets
Current assets
  Cash and cash equivalents                             $   3,185     $   2,634
  Restricted cash                                             902         2,812
  Investments held in escrow                               14,497            --
  Accounts receivable                                       2,458         3,801
  Inventory                                                 5,025         7,282
  Prepaid expenses                                          3,371         1,579
  Deferred financing costs                                  1,056         1,338
  Real estate developed for sale                            1,331           537
  Assets held for sale                                     14,921            --
  Deferred tax assets                                         588           422
                                                        ---------     ---------

     Total current assets                                  47,334        20,405

Property and equipment, net                               227,470       242,617
Goodwill                                                    6,540        10,664
Deferred financing costs                                    7,911         6,996
Long-term investments                                       4,343         3,507
Other assets                                                3,378         4,998
Real estate developed for sale                                 --        23,003
Assets held for sale                                        1,756            --
Due from affiliate                                             --         1,260
                                                        ---------     ---------

     Total assets                                        $298,732      $313,450
                                                        =========      ========

Liabilities and Shareholders' Equity
Current liabilities
  Line of credit and current portion of long-term debt   $ 22,893      $ 33,248
  Accounts payable and other current liabilities           17,403        25,738
  Deposits and deferred revenue                             3,541         4,379
  Demand note, shareholder                                  5,200         1,933
                                                        ---------     ---------
     Total current liabilities                             49,037        65,298

  Long-term debt, excluding current portion                41,035        46,833
  Subordinated notes and debentures                       146,792       149,749
  Other long-term liabilities                               6,778         6,932
  Minority interest                                         2,492            --
  Deferred income taxes                                    30,695        28,514
                                                        ---------     ---------

     Total liabilities                                    276,829       297,326

  Commitments, lease contingencies and
    contingent liabilities

Shareholders' Equity
Common stock, par value of $.01 per share;
   10,000,000 shares authorized;
   978,300 issued and outstanding                             10             10
Additional paid-in capital                                 3,762          3,762
Retained earnings                                         18,131         12,352
                                                         ---------     --------
     Total shareholders' equity                           21,903         16,124
                                                        ---------     ---------
     Total liabilities and shareholders' equity         $298,732       $313,450
                                                        =========      ========

   The accompanying notes are an integral part of these financial statements.

ASC East
Consolidated Statement of Operations
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                          Year ended
                                                July 30,   July 28,  July 27,
                                                  1995       1996      1997

Net revenues:
  Resort                                        $ 46,794   $ 63,489  $ 166,818
  Real estate                                      7,953      9,933      8,468
                                                --------   --------  ---------

   Total net revenues                             54,747     73,422    175,286
                                                --------   --------  ---------

Operating expenses:
  Resort                                          29,725     41,799    109,739
  Real estate                                      3,994      5,844      6,813
  Marketing, general and administrative            9,394     11,289     26,126
  Depreciation and amortization                    3,910      6,783     18,293
                                                --------   --------  ---------

   Total operating expenses                       47,023     65,715    160,971
                                                --------   --------  ---------

Income from operations                             7,724      7,707     14,315
                                                --------   --------  ---------

Other expenses:
  Commitment fee                                      --      1,447         --
  Interest expense                                 2,205      4,699     23,707
                                                --------   --------  ---------

Income (loss) before provision (benefit)
  for income taxes and minority interest
  in loss of subsidiary                            5,519      1,561     (9,392)

Provision (benefit) for income taxes                 400      3,906     (3,613)
Minority interest in loss of subsidiary               --        108         --
                                                --------   --------  ---------

Net income (loss)                                $ 5,119  $  (2,237) $  (5,779)
                                                ========   ========  =========

Net loss per weighted average common
  share outstanding                                       $   (2.37) $   (5.91)
                                                           ========  =========

Weighted average common shares outstanding                  942,200    978,300
                                                           ========  =========

  The accompanying notes are an integral part of these financial statements.

ASC East
Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share amounts)
--------------------------------------------------------------------------------

                                                            Additional
                                           Common stock       paid-in   Retained
                                        Shares      Amount    capital   earnings   Total

Balance at July 31, 1994                116,737   $     116  $  1,635   $ 24,461  $ 26,212

 Net income                                  --          --        --      5,119     5,119

 Distributions to shareholder                                      --       (854)     (854)

 Contributions                               --          --        25         --        25
                                        -------   ---------  --------   --------  --------

Balance at July 30, 1995                116,737         116     1,660     28,726    30,502

 Net loss                                    --          --        --     (2,237)   (2,237)

 Distributions to shareholder                                      --     (8,358)   (8,358)

 Contributions                               --          --     1,020                1,020

 Conversion of affiliate company
  common stock to ASC common stock      822,431        (106)      106                   --

 Issuance of shares of common stock      39,132          --       976                  976
                                        -------   ---------  --------   --------  --------

Balance at July 28, 1996                978,300          10     3,762     18,131    21,903

 Net loss                                    --          --        --     (5,779)   (5,779)
                                        -------   ---------  --------   --------  --------

Balance at July 27, 1997                978,300   $      10  $  3,762   $ 12,352  $ 16,124
                                        =======   =========  ========   ========  ========

   The accompanying notes are an integral part of these financial statements.

ASC East
Consolidated Statement of Cash Flows
(In thousands)
--------------------------------------------------------------------------------

                                                                Year ended
                                                       July 30,   July 28,   July 27,
                                                        1995       1996       1997
Cash flows from operating activities
 Net income (loss)                                   $  5,119   $  (2,237)  $ (5,779)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Minority interest in net loss of subsidiary             --        (108)        --
   Depreciation and amortization                        3,910       6,783     18,293
   Amortization of discount on subordinated notes
     and debentures and other liabilities                  --         435      3,300
   Income tax expense on conversion of S
     corporations to C corporations                        --       5,552         --
   Deferred income taxes, net                            (488)     (1,940)    (3,332)
   Decrease (increase) in assets:
     Restricted cash and investments held in escrow        --          --     12,587
     Accounts receivable                                 (684)        481     (1,343)
     Inventory                                           (876)       (373)    (2,257)
     Prepaid expenses                                    (324)       (648)     1,792
     Real estate developed for sale                     3,377       2,523    (21,976)
     Other assets                                          54        (836)       528
     Due from affiliate                                    --          --     (1,260)
   Increase (decrease) in liabilities:
     Accounts payable and other current liabilities     2,460      (3,601)     6,794
     Other liabilities                                     --         490     (2,270)
     Deposits and deferred revenue                         45         944        838
                                                     --------   ---------   --------

   Net cash provided by operating activities           12,593       7,465      5,915
                                                     --------   ---------   --------
Cash flows from investing activities
 Payments for purchases of businesses,
   net of cash acquired                                (1,819)    (97,079)    (5,359)
 Long-term investments                                     --        (450)       836
 Capital expenditures                                 (12,024)    (25,054)   (21,638)
 Proceeds from sale of property and equipment              --          --      2,626
 Cash payments on note receivable                          --          --        250
 Proceeds from sale of businesses                          --          --     14,408
 Other                                                     --          --     (1,964)
                                                     --------   ---------   --------

   Net cash used in investing activities             $(13,843)  $(122,583)  $(10,841)
                                                     --------   ---------   --------

   The accompanying notes are an integral part of these financial statements.

ASC East
Consolidated Statement of Cash Flows
(In thousands) (Continued)
--------------------------------------------------------------------------------

                                                                         Year ended
                                                              July 30,    July 28,   July 27,
                                                                1995        1996      1997

Cash flows from financing activities
 Net proceeds from senior credit facility                     $    --   $  40,301   $ 14,766
 Net proceeds from (payments of) line of credit                 2,820      (5,776)        --
 Net proceeds from (payments of) revolving credit loan          1,150     (17,101)        --
 Proceeds from subordinated notes and debentures,
   net of investments held in escrow                               --     121,126         --
 Deferred financing costs                                          --      (8,485)      (470)
 Proceeds from long-term debt                                      84       1,819      5,328
 Payments of long-term debt                                      (765)    (13,625)   (11,982)
 Payments to shareholders                                         (61)       (156)    (3,267)
 Distributions to shareholder                                    (854)     (3,158)        --
 Capital contribution                                              25       1,020         --
 Issuance of shares of common stock                                --         976         --
                                                              -------   ---------   --------

   Net cash provided by financing activities                    2,399     116,941      4,375
                                                              -------   ---------   --------

   Net increase (decrease) in cash and cash equivalents         1,149       1,823       (551)

Cash and cash equivalents, beginning of year                      213       1,362      3,185
                                                              -------   ---------   --------

Cash and cash equivalents, end of year                        $ 1,362   $   3,185   $  2,634
                                                              =======   =========   ========

Cash paid for interest                                        $ 1,056   $   2,408   $ 20,975

Cash paid (refunded) for income taxes                         $    --   $      15   $ (1,492)

Supplemental Disclosure of Noncash Activities:
  Property acquired under capitalized leases                  $ 1,050   $     435   $  7,802
  Liabilities assumed associated with purchased companies     $ 9,254   $  58,497   $  1,626
  Deferred tax liability associated with purchased companies  $    --   $  28,372   $     --
  Purchase price adjustments                                  $    --   $      --   $  4,341
  Note payable issued for distribution to stockholder         $    --   $   5,200   $     --
  Note receivable received for sale of resorts                $    --   $      --   $  2,750

 The accompanying notes are an integral part of these financial statements.

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.       Basis of Presentation

         ASC East is organized as a holding company and operates through various subsidiaries. ASC East and its subsidiaries (collectively, the "Company") operate primarily in a single business segment, which is the operation and development of ski resorts. The Company is a subsidiary of American Skiing Company (the "Parent") which has filed Form S-1 for the purpose of registering its common stock for the initial offering for sale to the public (Note 16). The Parent has a 96% ownership interest in the Company.

         The Company was originally formed on December 7, 1995, at which time the entity operated under the name American Skiing Company. Prior to June 28, 1996, the Company was a combined group of separate entities which were wholly-owned by Les Otten (the "Principal Shareholder"). The outstanding number of shares at July 30, 1995 of 116,737 represented the total outstanding shares of the companies within the combined group. On June 28, 1996, the Principal Shareholder exchanged all the outstanding shares of the combined group for 939,168 shares of the Company's stock. Contemporaneously with the exchange, the Company purchased all the outstanding shares of common stock of S-K-I Limited, Inc. ("S-K-I") for $18.00 per share. Upon the acquisition of S-K-I, the companies from the combined group and the S-K-I companies were formed into a consolidated entity. In conjunction with the exchange and the acquisition of S-K-I, the Company issued 39,132 shares of common stock, representing a 4% minority interest in the Company, to an institutional investor in a private offering. The fair market value of the common stock was $976,000 at the date of issuance and was recorded as additional paid-in capital. On June 17, 1997, the Principal Shareholder exchanged his 96% ownership interest in the Company for 100% of the common stock of ASC Holdings, Inc. ("ASCH") at which time ASCH became the parent company of American Skiing Company. In conjunction with the formation of ASCH, the Company changed its name from American Skiing Company to ASC East. On September 4, 1997, ASCH changed its name to American Skiing Company.


         The Company owns and operates resort facilities, real estate development companies, golf courses, ski and golf schools, retail shops and other related companies at the following resorts:

         Vermont                                   Maine
         Killington Resort                         Sunday River
         Pico Ski Resort                           Sugarloaf Resort
         Mount Snow/Haystack Resort
         Sugarbush Resort                          New Hampshire
                                                   Attitash/Bear Peak Ski Resort

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.       Summary of Significant Accounting Policies

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of ASC East and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Fiscal Year

         The Company's fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. The periods for 1995, 1996 and 1997 consisted of fifty-two weeks.

         Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

         Restricted Cash

         Restricted cash represents amounts held in escrow for the buyers of properties developed for sale. The cash will be available to the Company when the properties are sold.

         Investments Held in Escrow

         Investments held in escrow at July 28, 1996 consisted of U. S. Treasury Notes, the proceeds from the redemption of which were used for payment of interest on the Subordinated Notes. These Treasury Notes were carried at cost which approximated the quoted market values at July 28, 1996. At July 27, 1997, the Company is no longer required to hold cash in escrow for payment of interest on the Subordinated Notes.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of retail goods, food and beverage products and mountain operating supplies.

         Property and Equipment

         Property and equipment are recorded at cost and are depreciated by the straight-line method over the assets' estimated useful lives which generally range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment and 10 to 50 years for leasehold improvements, lifts, lift lines and trails. Assets under capital lease are amortized over the shorter of their useful lives or the respective lease lives.

         Goodwill

         The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized using the straight-line method over 40 years. Goodwill is recorded net of accumulated amortization in the accompanying consolidated balance sheet.

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.       Summary of Significant Accounting Policies (continued)

         Deferred Financing Costs

         Costs incurred in connection with the issuance of debt are included in deferred financing costs, net of accumulated amortization. Amortization is calculated using the straight-line method over the respective original lives of the applicable issues and is included in depreciation and amortization in the accompanying consolidated statement of operations. Amortization calculated using the straight-line method is not materially different from amortization that would have resulted from using the interest method.

         Long-Term Investments

         Long-term investments are comprised of U.S. Government and Agency obligations and corporate obligations. It is management's intent to hold these securities until maturity. These securities are carried at amortized cost, which approximates quoted market values at July 28, 1996 and July 27, 1997.

         Long-Lived Assets

         Effective July 29, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). In accordance with SFAS 121, whenever events or circumstances indicate that the carrying value of the long-lived assets, identifiable intangibles and real estate developed for sale may not be recoverable, impairment losses are recorded and the related assets are adjusted to their estimated fair market value, less selling costs. As of July 27, 1997, management believes that there has not been any impairment of the Company's long-lived assets, identifiable intangibles or real estate developed for sale.

         Revenue Recognition

         Resort revenues include sales of lift tickets, tuition from ski schools, sales from restaurants, bars and retail shops, and real estate rentals. These revenues are recognized as the services are performed. Real estate revenues are recognized when title has been transferred. Deposits from buyers of real estate are recorded as deposits and deferred revenue in the accompanying balance sheet until the revenue is recognized and the amount is applied to the selling price.

         Original acquisition costs, direct construction and development costs, interest incurred on costs related to land under development, and other related costs (engineering, surveying, landscaping, etc.) are recorded in the accompanying consolidated balance sheet as real estate developed for sale.

         Interest

         Interest is expensed as incurred except when it is capitalized in conjunction with major capital additions and development of real estate for sale. The amounts of interest capitalized are determined by applying current interest rates to the funds required to finance the construction. During 1995, 1996 and 1997, the Company incurred total interest cost of $2.4 million, $5.1 million and $24.3 million, respectively, of which $224,000, $444,000 and $575,000, respectively, has been capitalized to property and equipment and real estate developed for sale.

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.       Summary of Significant Accounting Policies (continued)

         Employee Benefits

         In August 1997, the Parent established the ASC 401(k) Retirement Plan pursuant to Section 401(k) of the Internal Revenue Code which allows all eligible employees to defer up to 15% of their income. The Company's match of participants' contributions is discretionary. As of July 27, 1997, the Company maintained two profit sharing and two savings plans pursuant to Section 401(k) of the Internal Revenue Code. There were no contributions to the profit sharing plans for 1995, 1996 and 1997. Contributions to the savings plans for 1995, 1996 and 1997 totaled $107,000, $87,000 and $301,000, respectively. These four plans were rolled into the ASC 401(k) Retirement Plan subsequent to year end.

         Advertising Costs

         Advertising costs are expensed the first time the advertising takes place. At July 28, 1996 and July 27, 1997 advertising costs of $282,000 and $384,000, respectively, were recorded as current assets in the accompanying consolidated balance sheet. Advertising expense for the years ended July 30, 1995, July 28, 1996 and July 27, 1997 was $4.5 million, $5.7 million and $5.2 million, respectively.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts and disclosures reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

         Seasonality

         The occurrence of adverse weather conditions during key periods of the ski season could adversely affect the Company's operating results. In addition, the Company's revenues are highly seasonal in nature, with the majority of its revenues historically being generated in the second and third fiscal quarters, of which a significant portion is produced in two key weeks - the Christmas and Presidents' Day vacation weeks.

         Earnings Per Share

         For the years ended July 28, 1996 and July 27, 1997, the computation of net loss per common share is based on the weighted average of shares outstanding during the year. Prior to June 28, 1996, all of the Company's outstanding common stock was owned by the Principal Shareholder and, accordingly, earnings per share has not been presented for the fiscal year ended 1995.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This pronouncement will be effective for the Company's year ended July 28, 1998 financial statements. SFAS 128 will supersede the pronouncement of the Accounting Principles Board No. 15. The statement eliminates the calculation of primary earnings per share and requires the disclosure of Basic Earnings Per Share and Diluted Earnings Per Share (formerly referred to as fully diluted earnings per share), if applicable. As the Company has recorded net losses for the years ended July 28, 1996 and July 27, 1997, any common stock equivalents would be antidilutive; therefore, primary earnings per share as presented on the consolidated statements of operations is equivalent to Basic Earnings Per Share and Diluted Earnings Per Share under SFAS 128.

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.       Summary of Significant Accounting Policies (continued)

         Fair Value of Financial Instruments

         The recorded amounts for cash and cash equivalents, restricted cash, accounts receivable and accounts payable and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company's Senior Credit Facility and certain other debt instruments approximates their book values in all material respects, as determined by discounting future cash flows at current market interest rates as of July 27, 1997. The fair value of the Company's Senior Subordinated Notes has been estimated using quoted market values. The fair value of the Company's Subordinated Discount Notes and the subordinated debentures of Killington Ltd. have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings.

         The estimated fair values of the Senior Subordinated Notes, the Subordinated Discount Notes and the Subordinated debentures of Killington Ltd. at July 27, 1997 are presented below (in thousands):

                                                        Carrying     Fair
                                                         amount      value

         12% Senior Subordinated Notes due 2006         $ 116,678  $ 127,400
         13.75% Subordinated Discount Notes due 2007       22,121     22,121
         Subordinated debentures of Killington Ltd.        10,950      9,286
                                                        ---------  ---------
                                                        $ 149,749  $ 158,807
                                                        =========  =========
         Income Taxes

         The Company utilizes the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, utilizing currently enacted tax rates. The effect of any future change in tax rates is recognized in the period in which the change occurs.

         As described in Note 13, certain of the Company's subsidiaries had previously elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended, with income or loss and credits passed through to the Principal Shareholder. Concurrent with the acquisition of S-K-I, the subsidiaries' election to be treated as S corporations terminated.

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.       Acquisition of S-K-I

         On June 28, 1996, the Company acquired S-K-I (the "Acquisition") for a total purchase price, including direct costs, of $104.6 million including liabilities assumed (excluding deferred taxes) of $58.5 million for all of the shares outstanding of S-K-I common stock. Pursuant to the transaction, S-K-I became a wholly-owned subsidiary of the Company. The acquisition was accounted for using the purchase accounting method. The consolidated financial statements contained herein reflect the results of operations of the acquired S-K-I entities subsequent to June 28, 1996 and include the balance sheet accounts of the acquired S-K-I entities at July 28, 1996 and July 27, 1997.

         The purchase price was allocated to the fair values of S-K-I's assets and liabilities at the date of acquisition as follows (in thousands):

                                                               Fair value of
                                                                 net assets
                                                                  acquired

         Cash                                                 $     7,540
         Accounts receivable, net                                   1,625
         Inventory                                                  3,271
         Prepaid expenses                                           2,153
         Property and equipment, net                              163,745
         Long-term investments                                      3,893
         Goodwill                                                   6,554
         Other assets                                               2,156
                                                              -----------

           Total assets                                           190,937
                                                              -----------

         Accounts payable and accrued expenses                    (16,567)
         Other liabilities                                         (5,301)
         Minority interest                                         (2,600)
         Debt acquired                                            (34,029)
         Deferred income taxes                                    (27,820)
                                                              -----------

           Total liabilities                                      (86,317)
                                                              -----------

           Total                                              $   104,620
                                                              ===========

         During fiscal 1997, the Company recorded purchase price adjustments totaling $4.3 million pertaining to the Acquisition.

         Amortization of goodwill charged to depreciation and amortization amounted to $14,000 and $217,000 for 1996 and 1997, respectively. Accumulated amortization of goodwill amounted to $14,000 and $231,000 at July 28, 1996 and July 27, 1997, respectively.

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.       Acquisition of S-K-I (continued)

         Pursuant to a consent decree with the U.S. Department of Justice in connection with the Merger, the Company sold the assets constituting the Mt. Cranmore and Waterville Valley resorts for $17.2 million on November 27, 1996. The assets held for sale of the Mt. Cranmore resort included in the accompanying consolidated balance sheet as of July 28, 1996 are approximately $4.4 million and the net income for the year ended July 28, 1996 of the Mt. Cranmore resort included in the accompanying consolidated statement of operations is approximately $251,000. The assets held for sale of the Waterville resort included in the accompanying consolidated balance sheet as of July 28, 1996 are approximately $12.3 million.

         In November 1996, the Company purchased the Pico Ski Resort for a total purchase price of $5.0 million. The purchase price includes a cash payment of $3.4 million and assumed liabilities of $1.6 million.

         On August 30, 1996, the Company purchased the remaining 49% minority interest in Sugarloaf, with a carrying amount of $2.5 million, for $2.0 million cash. In connection with the purchase, the Company recorded a liability in the amount of $492,000 to provide for contingent consideration that may be paid pursuant to the purchase agreement. The liability is included in other long-term liabilities in the accompanying consolidated balance sheet at July 27, 1997. Contemporaneously with the purchase of Sugarloaf, the Company paid certain debt in advance of its maturity and incurred a prepayment penalty of $600,000. The prepayment penalty is recorded in interest expense in the accompanying consolidated statement of operations for the year ended July 27, 1997.

         The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of S-K-I, the divestitures of Mt. Cranmore and Waterville Valley, the purchase of the minority interest of Sugarloaf, and the termination of the S corporation status of the S corporations (which reflects the estimated results of operations as if Sunday River Skiway Corporation ("SRSC"), Sunday River Ltd. ("SRL"), Perfect Turn, Inc. ("PT") and Sunday River Transportation Co. ("SRTC"), wholly-owned subsidiaries of the Company, had been subject to corporate income taxes) had occurred on July 31, 1995 and July 29, 1996 (in thousands except per share amounts):

                                                   Year ended     Year ended
                                                    July 30,       July 28,
                                                      1995           1996

         Revenues                                  $ 149,031      $ 171,666
                                                   =========      =========

         Net loss                                  $  (8,133)     $  (3,785)
                                                   =========      =========

         Net loss per share                        $      --      $   (3.87)
                                                   =========      =========

         The pro forma financial information is not intended to be indicative of the results of operations that actually would have occurred had the transactions taken place at the beginning of the years presented or of future results of operations.

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.       Real Estate Operations

         In addition to its resort operations, the Company engages in various real estate activities including rental services and the development of real estate for sale. During development, real estate taxes, insurance, interest, planning and permitting costs are capitalized. Profit is recognized from the sale of such property at the time of closing, when the Company has no ongoing involvement in the specific property sold. The carrying value of the property developed for sale is reduced to net realizable value if the asset carrying value is determined not to be recoverable through expected undiscounted future cash flows.

         Properties developed for sale consist of the following (in thousands):

                                                           July 28,     July 27,
                                                             1996         1997

         Summit Hotel completed units and
          hotels under development                        $     36     $ 22,685
         Locke Mountain                                        603           --
         Other                                                 692          855
                                                          --------     --------

                                                          $  1,331     $ 23,540
                                                          ========     ========

5.       Property and Equipment

         The following reflects the combination of both owned property and equipment as well as assets acquired pursuant to capital leases (in thousands):

                                                         July 28,      July 27,
                                                          1996            1997

         Buildings and grounds                         $   62,301    $   69,635
         Machinery and equipment                           53,422        61,218
         Lifts and lift lines                              56,370        60,769
         Trails                                            11,064        11,667
         Land improvements                                 10,819        18,096
                                                       ----------    ----------

                                                          193,976       221,385

         Less - accumulated depreciation
           and amortization                                20,737        36,940
                                                       ----------    ----------

                                                          173,239       184,445

         Land                                              50,685        49,160
         Construction-in-process                            3,546         9,012
                                                       ----------    ----------

         Net property and equipment                    $  227,470    $  242,617
                                                       ==========    ==========

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.       Property and Equipment (continued)

         Property and equipment includes approximately $3.5 million and $10.7 million of machinery and equipment held under capital leases at July 28, 1996 and July 27, 1997, respectively. Related accumulated amortization at July 28, 1996 and July 27, 1997 on property and equipment under capital leases was approximately $1.0 million and $2.3 million, respectively. Amortization expense for property and equipment under capital leases and included in depreciation expense was approximately $406,000, $493,000 and $1.6 million for 1995, 1996 and
         1997, respectively. Depreciation expense was $3.8 million, $6.7 million and $16.6 million for 1995, 1996 and 1997, respectively.

6.       Note Receivable

         In connection with the sale of Mt. Cranmore and Waterville Valley in November 1996, the Company received a promissory note in the amount of $2.8 million. Interest on the note is charged at a rate of 12% per annum and is payable semi-annually on December 31, and June 30. The note shall be paid in annual installments of $250,000, $100,000, $150,000, $200,000, $250,000, $300,000 and $350,000 beginning in
         January 1997 through January 2003, with the remaining balance to be paid in June 2004. The balance of the note at July 27, 1997 of $2.5 million is included in other assets in the accompanying consolidated balance sheet.

7.       Note Receivable, Affiliate

         The note receivable in the amount of $265,000 at July 28, 1996 and $250,000 at July 27, 1997 is from Ski Dorms, Inc., a company which is owned primarily by the Principal Shareholder of the Company, and is secured by a mortgage on land and building. Interest is charged at prime rate (as defined) plus 1 1/2% and principal and any unpaid interest are due in December, 1999. Accrued interest receivable on this note at July 28, 1996 and July 27, 1997 was $179,000 and $10,000,
         respectively. The balance of the note and the accrued interest receivable are included in other assets.

8.       Demand Note, Shareholder

         In June 1996, prior to the Acquisition, Sunday River, now a wholly-owned subsidiary of ASC East, delivered to the Principal Shareholder a demand note in the principal amount of $5.2 million for the amount expected to become payable by the Principal Shareholder in 1996 and 1997 for income taxes with respect to Sunday River's income as an S corporation through the date of the Acquisition. The demand note is unsecured and bears interest at 5.4% per annum, the applicable federal rate in effect at the time of issuance.

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

9.       Long-Term Debt

         Long-term debt consists of (in thousands):

                                                                                 July 28,    July 27,
                                                                                   1996        1997

         Senior Credit Facility (see Note 11)                                    $ 40,301      55,067

         Subordinated debentures issued to the former shareholders of
         Mt. Attitash Life Corporation by LBO Holding, Inc. ("LBO"),
         with an original face value of $2,151 (a discount has been reflected based on the Company's incremental borrowing rate at the date of issuance). The initial coupon rate is 6% per annum to be adjusted annually based on the revenues of LBO, as defined in the agreement. Interest is payable annually on
         May 1, beginning in 1995. LBO may prepay the outstanding
         principal balance from time to time. Any prepayment prior to
         April 30, 1999 is subject to a discount, as described in the agreement. Holders of the debentures have certain redemption rights prior to May I of each year, subject to limitation and
         discount as described in the agreement.                                    1,709      1,777

         Promissory note issued to Snowridge, Inc. by Sugarbush Resort
         Holdings, Inc. ("Sugarbush") with a face value of $6,120 (a discount has been reflected based on an imputed interest rate of 9.5%) and an interest rate of 6.25%. Interest is payable quarterly beginning June 30, 1995. A principal payment of
         $620 was made on November 1, 1995 and the remaining principal and accrued interest outstanding are due on December 31,
         1999. The note is collateralized by certain assets (as
         defined in the loan agreement) of Sugarbush.                               4,984      5,128

         Promissory note in the amount of $2,311 issued to LHC
         Corporation (an affiliate of Snowridge, Inc.) by Mountain
         Waste Water Co. ("'MWWC"), a wholly-owned company of
         Sugarbush), which is secured by the stock of MWWC and
         Mountain Water Company (a wholly-owned company of Sugarbush)
         as well as letters of credit in the amount of $ 100. The note bears interest at 9% or prime plus I%, which is due June 1 of each year beginning in 1995. Principal payments of $154 are due each June 1, beginning in 1997, with the balance due on
         June 1, 2003.                                                              2,311      2,158

         Vermont Industrial Development Bonds, fluctuating interest rates, 1996 - 3.56% to 4.83%; 1997 - 4.03% to 4.50% due in varying installments through 1999, secured by certain
         machinery and equipment and real estate.                                   2,695      1,005

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

9.       Long-Term Debt (continued)

                                                                                 July 28,    July 27,
                                                                                   1996        1997

         Town of Carrabassett Valley, Maine, $3,700 term loan due
         August 27, 2013 in serial maturities, interest at rates
         ranging from 5.0% to 8.5%, secured by first mortgages on
         property, plant and equipment.                                             3,515         --

         First National Bank of Boston, $1,600 revolving loan due
         August 31, 1996 interest at the bank's prime plus .5% (8.75%)
         at July 28, 1996.                                                          1,600         --

         Note payable by Grand Summit Resort Properties, Inc. (a
         wholly-owned subsidiary of the Company) to KeyBank in the
         amount of $8.5 million to finance the acquisition of land for a hotel at the Attitash/Bear Peak resort. the note matures on
         July 26, 1998.                                                                --      4,250

         Other

         Obligations under capital leases                                           1,301      7,840

         Other notes payable                                                        5,512      2,856
                                                                                 --------   --------

                                                                                   63,928     80,081

         Less: current portion                                                     22,893     33,248
                                                                                 --------   --------

         Long-term debt, excluding current portion                               $ 41,035   $ 46,833
                                                                                 ========   ========

         The carrying values of the above debt instruments approximate their respective fair values in all material respects, determined by discounting future cash flows at current market interest rates as of July 27, 1997.

         The non-current portion of long-term debt matures as follows (in thousands):

         1999                                                         $  33,055
         2000                                                             7,576
         2001                                                             1,675
         2002                                                             3,527
         2003 and thereafter                                              2,975
         Interest related to capitalized leases                          (1,263)
         Debt discount                                                     (712)
                                                                       --------

                                                                       $ 46,833
                                                                       ========

         At July 27, 1997, the Company had letters of credit outstanding totaling $3.0 million.

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10.      Subordinated Notes and Debentures

         On June 25, 1996, in connection with the Acquisition, the Company issued $120.0 million of 12% Senior Subordinated Notes (the "Notes") and 39,132 units consisting of $39.1 million of 13.75% Subordinated Discount Notes (the "Subordinated Notes") and 39,132 shares of common stock in a private placement. The Notes and Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future debt of the Company, including all borrowings of the Company under the Senior Credit Facility. The Notes and Subordinated Notes mature July 15, 2006 and January 15, 2007, respectively, and will be redeemable at the option of the Company, in whole or in part, at any time after July 15, 2001. The Company incurred deferred financing costs totaling $7.9 million in connection with the issuance of the Notes and Subordinated Notes which are recorded as assets, net of accumulated amortization, in the accompanying consolidated balance sheet. Amortization expense included in the accompanying consolidated statement of operations for the years ended July 28, 1996 and July 27, 1997 amounted to $58,000 and $781,000, respectively. Pursuant to a registration rights agreement, the Company filed a registration statement with respect to an offer to exchange the Notes and Subordinated Notes for a new issue of notes of the Company registered under the Securities Act of 1933, with identical terms. The registration statement became effective in November 1996.

         The Notes were issued with an original issue discount of $3.4 million and, as a result, the effective interest rate exceeds the stated interest rate. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 1997. Interest expense on the Notes amounted to $1.1 million and $14.6 million in 1996 and 1997, respectively.

         Upon issuance of the Notes, a portion of the proceeds were required to be invested into a segregated pledge account (the "Pledge Account") to secure the payment of the first year's interest on the Notes. At July 28, 1996, the balance in the Pledge Account was $14.5 million and was invested in U.S. Treasury obligations. Following the July 15, 1997 interest payment, the amount remaining in the Pledge Account was not material and was released to the Company. The balance in the pledge account at July 28, 1996 is reflected in Investments held in escrow in the accompanying consolidated balance sheet.

         The Subordinated Notes were issued with an original issue discount of $19.0 million. Interest on the Subordinated Notes will not accrue prior to July 15, 2001; thereafter, interest will accrue at the rate of 13.75% per annum and will be payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2002. Interest expense on the Subordinated Notes amounted to $206,000 and $2.9 million in 1996 and 1997, respectively. The shares of common stock issued with the Subordinated Notes represented 4% of the total common stock outstanding and were valued at $976,000 as of June 28, 1996.

         The Notes and the Subordinated Notes are fully and unconditionally guaranteed by ASC East and all of its subsidiaries with the exception of Grand Summit Resort Properties, Inc., Ski Insurance Company, Killington West Ltd., Mountain Water Company, and Club Sugarbush, Inc. The subsidiaries guaranteeing the Notes and the Subordinated Notes are wholly-owned subsidiaries of ASC East and the guarantees are full, unconditional, and joint and several (Note 12).

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10.      Subordinated Notes and Debentures (continued)

         Subordinated debentures of Killington Ltd (a wholly-owned subsidiary of the Company) amounted to $11.0 million at July 27, 1997 and are due as follows (in thousands):

         Year                                          Interest         Amount

         1999                                             6%          $     455
         2000                                             6%                673
         2001                                             8%                525
         2002                                             8%                549
         2003                                             8%              1,074
         2004                                             8%              1,466
         2010                                             8%              1,292
         2012                                             6%              1,155
         2013                                             6%              1,065
         2015                                             6%              1,500
         2016                                             6%              1,196
                                                                       --------

                                                                       $ 10,950
                                                                       ========

11.      Senior Credit Facility

         On June 25, 1996, the Company entered into the Senior Credit Facility (the "Facility") with Fleet National Bank ("Fleet"). The Facility provides for a $65.0 million revolving line of credit (which includes a $3.5 million sub-facility for letters of credit). The Company's obligations under the Facility are guaranteed by substantially all of the assets of the Company. Under the Facility, the Company may enter into LIBOR contracts which provide for a fixed rate of interest on certain borrowings for a period of time not to exceed 90 days. At July 28, 1996 and July 27, 1997, the Company had outstanding borrowings of $37.0 million and $53.0 million, respectively under LIBOR contracts which bear interest at a rate of 7.94% per annum at July 28, 1996 and at rates ranging from 8.17% to 8.19%, per annum at July 27, 1997. The balance of the borrowings outstanding at July 28, 1996 and July 27, 1997 of $3.3 million and $2.1 million, respectively, bear interest at Fleet's LIBOR rate plus 1.5% to 2.5% per annum (9.75% and 10.0% at July 28, 1996 and July 27, 1997, respectively).

         The Company is required to pay a commitment fee of 0.5% per annum on unused availability under the Facility. Amounts available for borrowing under the Facility will incrementally decline to $50.0 million over the period ending July 1, 2000, and the Facility will mature on or about December 31, 2001. The Company is required to pay down the amounts outstanding each year, commencing in 1996, for a 45-day period which must include March 31, to an amount

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11.      Senior Credit Facility (continued)

         declining from $25.0 million in 1997 to $10.0 million in 2000 and 2001. In establishing the Facility, the Company incurred deferred financing costs totaling $1.5 million which are recorded as assets, net of accumulated amortization, in the accompanying consolidated balance sheet. Amortization expense included in in the accompanying consolidated statement of operations for the years ended July 28, 1996 and July 27, 1997 amounted to $23,000 and $322,000, respectively.

         As of July 27, 1997, the Company was in violation of certain financial covenants under the Facility. Subsequent to year end, the violations were waived by Fleet as of the balance sheet date and the financial covenants with respect to which the Company was in default were amended. Subsequent to year end, the Company's Parent received a signed commitment from a lender for a new financing arrangement to refinance the Facility and, therefore, the amounts due under the Facility beyond one year from the balance sheet date have been classified as long term (Note 16).

12.      Guarantors of Debt

         The Notes and Subordinated Notes are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception of Grand Summit Resort Properties, Inc., Ski Insurance Company, Killington West Ltd, Mountain Water Company, and Club Sugarbush, Inc., (the "Non-Guarantors"). Prior to the Acquisition and issuance of the Notes and Subordinated Notes on June 28, 1996, the bank loan agreements were collateralized by virtually all of the assets of the companies comprising the Company. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantees are full, unconditional, and joint and several.

         The guarantor-related information for the years ended July 30, 1995 and July 28, 1996 represent Non-Guarantor information as the Non-Guarantors were inconsequential. The quarterly guarantor information for fiscal 1997 is unaudited. The guarantor information for the year ended July 28, 1996, for the quarters ended October 27, 1996, January 26, 1997, and April 27, 1997, and for the year ended July 27, 1997 is as follows:

                                                             Non-Guarantor
                                                          As of         As of
                                                        July 30,      July 28,
                                                          1995          1996

         Current assets                                $ 106,000     $ 1,380,000
         Non-current assets                              382,000       7,200,000
                                                       ---------     -----------

         Total assets                                  $ 488,000     $ 8,580,000
                                                       =========     ===========

         Current liabilities                           $  93,000     $ 1,226,000
         Non-current liabilities                          86,000       4,847,000
                                                       ---------     -----------

         Total liabilities                             $ 179,000     $ 6,073,000
                                                       =========     ===========

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.      Guarantors of Debt (continued)

                                                             Non-Guarantor
                                                         For the        For the
                                                           Year          Year
                                                          Ended          Ended
                                                         July 30,       July 28,
                                                           1995          1996

         Revenues                                       $ 215,000        280,000
         Cost of Sales                                    123,000        147,000
                                                         --------      ---------

         Operating Income                                $ 92,000      $ 133,000
                                                         ========      =========

         Net Income                                      $ 29,000      $  67,300
                                                         ========      =========

The summarized information shown above for the Non-Guarantors as of July 28, 1996 and for the year then ended gives effect to the acquisition of the Non-Guarantors of S-K-I, which were acquired by the Company on June 28, 1996. Following is the summarized historical information for the Non-Guarantors for the year and the eleven month period preceding their acquisition by the
Company:

                                                    Non-Guarantor
                                                        As of
                                                      July 31,
                                                        1995

         Current assets                             $ 3,256,000
         Non-current assets                           1,962,000
                                                    -----------

         Total assets                               $ 5,218,000
                                                    ===========

         Current liabilities                        $        --
         Non-current liabilities                      4,859,000
                                                    -----------

         Total liabilities                          $ 4,859,000
                                                    ===========

                                              Non-Guarantor
                                                         For the
                                                       Period Ended
                                       For the Year    August 1,
                                           Ended        1995 to
                                          July 31,      June 28,
                                            1995          1996

         Revenues                       $ 2,644,000  $ 3,005,000
         Cost of sales                    2,268,000    2,191,000
                                        -----------  -----------

         Operating income               $   376,000  $   814,000
                                        ===========  ===========

         Net income                     $   124,000  $(1,072,000)
                                        ===========  ===========

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Balance Sheet as of July 27, 1997

                                                                                           Non-                     Consolidated
                                                                          Guarantor     Guarantor    Eliminating       ASC
                                                             ASC East   Subsidiaries  Subsidiaries     Entries        East
Assets
Current assets
  Cash and cash equivalents                                $        18   $     1,422   $     1,194   $        --    $     2,634
  Restricted cash                                                   --           373         2,439            --          2,812
  Investments held in escrow                                        --            --            --            --             --
  Accounts receivable                                              141         3,567         1,044          (951)         3,801
  Inventory                                                        284         6,998            --            --          7,282
  Prepaid expenses                                                 366           543           670            --          1,579
  Deferred financing costs                                       1,338            --            --            --          1,338
  Real estate developed for sale                                    --            --           537            --            537
  Assets held for sale                                              --            --            --            --             --
  Deferred tax assets                                               --           422            --            --            422
  Investment in subsidaries                                    120,118       138,800            --      (258,918)            --
                                                           -----------   -----------   -----------   -----------     ----------

       Total current assets                                    122,265       152,123         5,884      (259,869)        20,405

Property and equipment, net                                      1,328       237,510         3,779            --        242,617
Goodwill                                                        10,664            --            --            --         10,664
Deferred financing costs                                         6,996            --            --            --          6,996
Long-term investments                                               --            --         3,507            --          3,507
Other assets                                                       349         4,649            --            --          4,998
Real estate developed for sale                                      --           921        22,082            --         23,003
Due from affiliate                                              54,928        77,669        30,935      (162,272)         1,260
                                                           -----------   -----------   -----------   -----------     ----------

   Total assets                                            $   196,530   $   472,872   $    66,187   $  (422,141)    $  313,450
                                                           ===========   ===========   ===========   ===========     ==========


Liabilities and shareholders' equity
Current liabilities
  Line of credit and current portion of long-term debt     $    25,067   $     4,769   $     4,363   $      (951)    $   33,248
  Accounts payable and other current liabilities                 2,198        17,975         5,573            (8)        25,738
  Deposits and deferred revenue                                    537         1,353         2,489            --          4,379
  Demand note, shareholder                                          --         1,933            --            --          1,933
  Due to affiliate                                                 250       144,850        17,172      (162,272)            --
                                                           -----------   -----------   -----------   -----------     ----------

  Total current liabilities                                     28,052       170,880        29,597      (163,231)        65,298

  Long-term debt, excluding current portion                     30,000        16,767            66            --         46,833
  Subordinated notes and debentures                            138,799        10,950            --                      149,749
  Other long-term liabilities                                      492         2,241         4,199            --          6,932
  Deferred income taxes                                         (8,703)       37,074           143            --         28,514
                                                           -----------   -----------   -----------   -----------     ----------

   Total liabilities                                           188,640       237,912        34,005      (163,231)       297,326

   Commitments, lease contingencies and
     contingent liabilities

Shareholders' equity
Common stock, par value of $.01 per share;
 10,000,000 shares authorized;
 978,300 issued and outstanding                                     10           181             2          (183)            10
Additional paid-in capital                                       3,762       209,876        30,383      (240,259)         3,762
Retained earnings                                                4,118        24,905         1,797       (18,468)        12,352
                                                           -----------   -----------   -----------   -----------     ----------

   Total shareholders' equity                                   (7,890)      248,962        32,182       268,910         16,124
                                                           -----------   -----------   -----------   -----------     ----------

   Total liabilities and shareholders' equity              $   196,530   $   472,874   $    66,187   $  (422,147)    $  313,450
                                                           ===========   ===========   ===========   ===========     ==========

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Statement of Operations for the Year Ended July 27, 1997

                                                                                           Non-                     Consolidated
                                                                          Guarantor     Guarantor    Eliminating       ASC
                                                             ASC East   Subsidiaries  Subsidiaries     Entries        East
Net revenues:
 Resort                                                    $       644   $   165,297   $     2,544   $    (1,668)   $   166,818
 Real estate                                                        --         3,513         4,956            --          8,468
                                                           -----------   -----------   -----------   -----------    -----------

   Total net revenues                                              644       168,810         7,500        (1,668)       175,286

Operating expenses:
 Resort                                                            618       108,425         2,364        (1,668)       109,739
 Real estate                                                        --         2,583         4,230            --          6,813
 Marketing, general and administrative                           5,740        20,247           139            --         26,126
 Depreciation and amortization                                   1,359        16,915            19            --         18,293
                                                           -----------   -----------   -----------   -----------    -----------

   Total operating expenses                                      7,717       148,170         6,752        (1,668)       160,971
                                                           -----------   -----------   -----------   -----------    -----------
Income (loss) from operations                                   (7,073)       20,640           748            --         14,315
                                                           -----------   -----------   -----------   -----------    -----------
Other expenses:
 Commitment fee                                                     --            --            --            --             --
 Interest expense                                               15,790         9,781        (1,864)           --         23,707
                                                           -----------   -----------   -----------   -----------    -----------

Income (loss) before provision (benefit) for income
 taxes and minority interest in loss of subsidiary             (22,863)       10,859         2,612            --         (9,392)
                                                           -----------   -----------   -----------   -----------    -----------

Provision (benefit) for income taxes                            (8,850)        4,237         1,000            --         (3,613)
Minority interest in loss of subsidiary                             --            --            --            --             --
                                                           -----------   -----------   -----------   -----------    -----------

Net income (loss)                                          $   (14,013)  $     6,622   $     1,612   $        --    $    (5,779)
                                                           ===========   ===========   ===========   ===========     ==========

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Statement of Cash Flows for the Year Ended July 27, 1997

                                                                                           Non-                     Consolidated
                                                                          Guarantor     Guarantor    Eliminating       ASC
                                                             ASC East   Subsidiaries  Subsidiaries     Entries        East
Cash flows from operating activities
 Net income (loss)                                         $   (14,013)  $     6,622   $     1,612   $        --   $   (5,779)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Minority interest in net loss of subsidiary                      --            --            --            --           --
   Depreciation and amortization                                 1,359        16,915            19            --       18,293
   Amortization of discount on subordinated notes
    and debentures and other liabilities                         2,957           343            --            --        3,300
   Income tax expense on conversion of S corporations
    to C corporations                                               --            --            --            --           --
   Deferred income taxes, net                                   (8,850)        4,454         1,064            --       (3,332)
   Decrease (increase) in assets:
     Restricted cash and investments held in escrow             14,497           529        (2,439)           --       12,587
     Accounts receivable                                          (141)       (1,164)         (989)          951       (1,343)
     Inventory                                                    (284)       (1,988)           15            --       (2,257)
     Prepaid expenses                                             (366)        2,823          (665)           --        1,792
     Real estate developed for sale                                 --           643       (22,619)           --      (21,976)
     Other assets                                                 (349)          270           607            --          528
     Investment in subsidiaries                                     --           411          (411)           --           --
     Due from affiliate                                         (6,657)       (9,454)       14,851            --       (1,260)
   Increase (decrease) in liabilities:
     Accounts payable and other current liabilities                399         2,159         5,187          (951)       6,794
     Other liabilities                                              --        (1,709)         (561)           --       (2,270)
     Deposits and deferred revenue                                 537        (1,402)        1,703            --          838
                                                           -----------   -----------   -----------   -----------  -----------

   Net cash provided by (used in) operating activities         (10,911)       19,452        (2,626)           --        5,915
                                                           -----------   -----------   -----------   -----------  -----------

Cash flows from investing activities
 Payments for purchases of businesses, net
  of cash acquired                                              (2,000)       (3,359)           --            --       (5,359)
 Long-term investments                                              --            --           836            --          836
 Capital expenditures                                           (1,367)      (17,281)       (2,990)           --      (21,638)
 Proceeds from sale of property and equipment                       --         2,301           325            --        2,626
 Cash payments on note receivable                                   --           250            --            --          250
 Proceeds from sale of businesses                                   --        14,408            --            --       14,408
 Other                                                              --        (1,964)           --            --       (1,964)
                                                           -----------   -----------   -----------   -----------  -----------
   Net cash used in investing activities                        (3,367)       (5,645)       (1,829)           --      (10,841)
                                                           -----------   -----------   -----------   -----------  -----------
Cash flows from financing activities
  Net proceeds from senior credit facility                      14,766            --            --            --       14,766
  Deferred financing costs                                        (470)           --            --            --         (470)
  Proceeds from long-term debt                                      --           965         4,363            --        5,328
  Payments of long-term debt                                        --       (11,962)          (20)           --      (11,982)
  Payments to shareholder                                           --        (3,267)           --            --       (3,267)
                                                           -----------   -----------   -----------   -----------  -----------
   Net cash provided by (used) in financing activities          14,296       (14,264)        4,343            --        4,375
                                                           -----------   -----------   -----------   -----------  -----------
   Net increase (decrease) in cash and cash equivalents             18          (457)         (112)           --         (551)
Cash and cash equivalents, beginning of year                        --         1,879         1,306            --        3,185
                                                           -----------   -----------   -----------   -----------  -----------

Cash and cash equivalents, end of year                     $        18   $     1,422   $     1,194   $        --  $     2,634
                                                           ===========   ===========   ===========   ===========  ===========

The accompanying condensed financial statements contain all adjustments consisting of normal recurring adjustments, to present fairly the financial position, results from operations, and cash flows as of, and for, the quarters ended October 27, 1996, January 26, 1997, and April 27, 1997.

Balance Sheet as of October 27, 1996 (unaudited)

                                               Guarantor    Non-Guarantor   Eliminating       Consolidated
                                     ASC East Subsidiaries   Subsidiaries     Entries           ASC East

Assets
Current assets
 Cash and short-term investments    $     --    $  3,614          $   275      $      --       $  3,889
 Investments held in escrow           14,674          --               --             --         14,674
 Accounts receivable                      --         479            1,908             --          2,387
 Income taxes receivable                  --       8,366               --             --          8,366
 Inventories                              --       5,442              145             --          5,587
 Prepaid expenses                         --       3,822                6             --          3,828
 Assests held for sale                    --      14,921               --             --         14,921
 Other current assets                  1,056       1,834               --             --          2,890
                                    --------    --------          -------      ---------       --------
Total current assets                  15,730      38,478            2,334             --         56,542

 Property and equipment, net              --     230,120            3,462             --        233,582

 Deferred tax asset                       --          --               --             --             --
 Long-term investments                    --          --            4,841             --          4,841
 Goodwill                              6,498          --               --             --          6,498
 Prepaid loan fees                     7,647          --               --             --          7,647
 Other assets                             64       6,587               --             --          6,651
 Intercompany                         67,543     (98,890)          31,347             --             --
 Investment in subsidiaries          123,142     141,831               --       (264,973)            --
                                    --------    --------          -------      ---------       --------
Total assets                        $220,624    $318,126          $41,984      $(264,973)      $315,761
                                    ========    ========          =======      =========       ========

Liabilities and Shareholders' Equity
Current liabilities
 Current portion of long-term debt  $ 21,028    $ 13,066          $   577      $      --       $ 34,671
 Accounts payable
 and accrued expenses                     --      15,891              656             --         16,547
 Federal income taxes payable             --         527              103             --            630
 Due to shareholder                       --       4,754               --             --          4,754
 Deposits and unearned revenue            --      14,963               14             --         14,977
 Accrued interest                      4,707           1               --             --          4,708
 Other accrued expenses                   --       1,687            3,553             --          5,240
                                    --------    --------          -------      ---------       --------
Total current liabilities             25,735      50,889            4,903             --         81,527

 Long-term debt                      174,742      10,308            4,102             --        189,152
 Deferred income taxes                (1,170)     32,713             (233)            --         31,310
 Minority Interest                        --          --               --             --             --
 Other long-term liabilities           1,671       1,510            2,183             --          5,364
                                    --------    --------          -------      ---------       --------
Total liabilities                    200,978      95,420           10,955             --        307,353

Shareholders' equity
 Common stock                             10      13,257            6,002        (19,259)            10
 Additional paid-in capital            3,762     202,452           24,794       (227,246)         3,762
 Retained earnings                    15,874       6,997              233        (18,468)         4,636
                                    --------    --------          -------      ---------       --------
Total shareholders' equity            19,646     222,706           31,029       (264,973)         8,408
                                    --------    --------          -------      ---------       --------
Total liabilities and
shareholders' equity                $220,624    $318,126          $41,984      $(264,973)      $315,761
                                    ========    ========          =======      =========       ========


Statement of Operations for the Three Month Period Ended October 27, 1996 (unaudited)

                                                        Guarantor    Non-Guarantor  Eliminating  Consolidated
                                            ASC East   Subsidiaries   Subsidiaries    Entries      ASC East

Revenues
 Skiing, lodging and other operations       $   293     $ 10,796            $721        $(269)      $ 11,541
 Real estate                                     --        1,569              --           --          1,569
                                            -------     --------            ----        -----       --------
Total revenues                                  293       12,365             721         (269)        13,110
                                            -------     --------            ----        -----       --------
Expenses
 Cost of operations                              --       18,963             625         (269)        19,319
 Cost of real estate sales and operations        --        1,032              --           --          1,032
 Marketing, general and administrative          324        5,068              13           --          5,405
 Depreciation and amortization                  306        1,219               2           --          1,527
                                            -------     --------            ----        -----       --------
Total operating expenses                        630       26,282             640         (269)        27,283
                                            -------     --------            ----        -----       --------
 Income (loss) from operations                 (337)     (13,917)             81           --        (14,173)
                                            -------     --------            ----        -----       --------
 Interest expense                             5,489        2,101               3           --          7,593
                                            -------     --------            ----        -----       --------
Net income (loss) before provision
  (benefit) for income taxes                 (5,826)     (16,018)             78           --        (21,766)

Provision (benefit) for income taxes         (3,569)      (4,732)             30           --         (8,271)
                                            -------     --------            ----        -----       --------
Net income (loss)                           $(2,257)    $(11,286)           $ 48           --       $(13,495)
                                            =======     ========            ====        =====       ========

Statement of Cash Flows for the Three Month Period Ended October 27, 1996 (Unaudited)

                                                              Guarantor    Non-Guarantor  Eliminating  Consolidated
Cash flows from operating activities              ASC East   Subsidiaries   Subsidiaries    Entries      ASC East
 Net income (loss)                                 $(2,257)   $(11,286)    $     48       $           $(13,495)
 Depreciation and amortization                         306       1,219            2            --        1,527
 Deferred taxes                                         --         (73)         688            --          615

 Changes in assets and liabilities

 Decrease (increase) in
 investments held in escrow                           (177)         --           --            --         (177)
 Decrease (increase) in accounts receivable             --       1,924       (1,853)           --           71
 Decrease (increase) in income tax receivable           --      (8,366)          --            --       (8,366)
 Decrease (increase) in inventories                     --        (432)        (130)           --         (562)
 Decrease (increase) in assets held for resale          --          --           --            --           --
 Decrease (increase) in prepaid expenses             1,056      (1,512)          (1)           --         (457)
 Decrease (increase) in other current assets        (1,056)      1,141           --            --           85
 Decrease (increase) in other assets                   (64)      5,492          607         (5,131)        904
 Increase (decrease) in accounts payable
  and accrued expenses                                (691)      3,589        3,823            --        6,721
 Increase (decrease) in income taxes payable            --        (144)         103            --          (41)
 Increase (decrease) in deposits
  and unearned revenue                                  --      12,208         (772)           --       11,436
 Increase (decrease) in other accrued interest       3,599        (382)          --            --        3,217
 Increase (decrease) in other
  long-term liabilities                                 --          --           --            --           --
 Decrease (increase) in due to affiliate           (19,522)     22,560        2,733)         (305)          --
                                                   -------    --------     --------       -------      -------
 Cash flow provided by (used) in
operating activities                               (18,806)     25,938         (218)       (5,436)       1,478

Cash flows from investing activities

 Additions to property and equipment                    --      (7,423)      (2,331)           --       (9,754)
 Purchase of minority interest                      (2,492)         --           --            --       (2,492)
 Sale/(purchase) of long term investments               --          --         (498)           --         (498)
                                                   -------    --------     --------       -------      -------
Cash provided (used) for investing activities       (2,492)     (7,423)      (2,829)           --      (12,744)

Cash provided (used) from financing activities
 Reductions in note payable to shareholder              --        (621)          --            --         (621)
 Net (reductions) proceeds in revolving credit
  agreement                                             --          --           --            --           --
 Reductions in other long-term liabilities          21,298     (17,061)       2,016         5,436       11,689
                                                    -------    --------     --------       -------      -------

 Net cash provided by (used) in financing
 activities                                         21,928     (17,682)       2,016            --       11,068
                                                   -------    --------     --------       -------      -------
 Net increase (decrease) in cash and short-term
  investments                                           --         833       (1,031)           --         (198)

 Cash and cash equivalents at the beginning
  of the period                                         --       2,781        1,306            --        4,087
                                                   -------    --------     --------       -------      -------
 Cash and cash equivalents at the end of the
  period                                           $    --     $ 3,614     $    275       $    --     $  3,889
                                                   =======     =======     ========       =======     ========

Balance Sheet as of January 26, 1997 (unaudited)


                                                    Guarantor      Non-Guarantor    Eliminating   Consolidated
                                         ASC East  Subsidiaries     Subsidiaries      Entries      ASC East

Assets
Current assets
 Cash and short-term investments       $     --    $  3,243          $   198      $      --      $   3,441
 Investments held in escrow               7,020         235                2             --          7,257
 Accounts receivable                         --       2,675              272             --          2,947
 Income taxes receivable                  6,074          --               --             --          6,074
 Inventories                                 --       6,728               --             --          6,728
 Prepaid expenses                         1,665       1,951                2             --          3,618
 Assests held for sale                       --          --               --             --             --
 Other current assets                       392       1,860               --             --          2,252
                                       --------    --------          -------      ---------      ---------
Total current assets                     15,151      16,692              474             --         32,317

 Property and equipment, net                 --     231,331            6,514             --        237,845

 Deferred tax asset                       1,184        (753)             427             --            858
 Long-term investments                       --       3,029            3,896             --          6,925
 Goodwill                                 7,657          --               --             --          7,657
 Prepaid loan fees                        7,099          --               --             --          7,099
 Other assets                                --       1,660            2,077             --          3,737
 Intercompany                            38,230     (65,250)          27,020             --             --
 Investment in subsidiaries             123,142     141,831               --       (264,973)            --
                                       --------    --------         --------      ---------      ---------
Total assets                           $192,463    $328,540         $ 40,408      $(264,973)     $ 296,438
                                       ========    ========         ========      =========      =========

Liabilities and Shareholders' Equity
Current liabilities
 Current portion of long-term debt     $     --    $  8,383         $     --      $      --      $   8,383
 Accounts payable
 and accrued expenses                        --      16,838               42             --         16,880
 Federal income taxes payable                --         546              111             --            657
 Due to shareholder                       4,754          --               --             --          4,754
 Deposits and unearned revenue               --      12,419               14             --         12,433
 Accrued interest                           428       1,158               --             --          1,586
 Other accrued expenses                   1,686      11,230            5,522             --         18,438
                                       --------    --------          -------      ---------      ---------
Total current liabilities                 6,868      50,574            5,689             --         63,131

 Long-term debt                         169,681      10,713            4,165             --        184,559
 Deferred income taxes                       --      32,425             (509)            --         31,916
 Minority interest                           --          --               --             --             --
 Other long-term liabilities                 --       4,711              128             --          4,839
                                       --------    --------          -------      ---------      ---------
Total liabilities                       176,549      98,423            9,473             --        284,445

Shareholders' equity
 Common stock                                10      13,257            6,002        (19,259)            10
 Additional paid-in capital               3,762     202,452           24,794       (227,246)         3,762
 Retained earnings                       12,142      14,408              139        (18,468)         8,221
                                       --------    --------          -------      ---------      ---------
Total shareholders' equity               15,914     230,117           30,935       (264,973)        11,993
                                       --------    --------          -------      ---------      ---------
Total liabilities and
shareholders' equity                   $192,463    $328,540          $40,408      $(264,973)     $ 296,438
                                       ========    ========         ========      =========      =========


Statement of Operations for the Three Month Period Ended January 26, 1997 (Unaudited)

                                                       Guarantor      Non-Guarantor    Eliminating   Consolidated
                                           ASC East   Subsidiaries    Subsidiaries       Entries       ASC East
Revenues
 Skiing, lodging and other operations       $   260      $64,223           $ 113           $(63)       $64,533
 Real Estate                                     --        1,740              --             --          1,740
                                            -------      -------           -----           ----        -------
Total revenues                                  260       65,963             113            (63)        66,273
                                            -------      -------           -----           ----        -------
Expenses
 Cost of operations                              --       39,460             241            (63)        39,638
 Cost of real estate sales and operations                    935                                           935
 Marketing, general and administrative        1,319        5,767              10             --          7,096
 Depreciation and amortization                  612        6,719              13             --          7,344
                                            -------      -------           -----           ----        -------
Total operating expenses                      1,931       52,881             264            (63)        55,013
                                            -------      -------           -----           ----        -------
 Income (loss) from operations               (1,671)      13,082            (151)            --         11,260
                                            -------      -------           -----           ----        -------
 Interest expense                             4,349        1,129              --             --          5,478
                                                                                                             0
                                            -------      -------           -----           ----        -------
Net income (loss) before provision
 (benefit) for income taxes                  (6,020)      11,953            (151)            --          5,782

Provision (benefit) for income taxes         (2,288)       4,542             (57)            --          2,197
                                            -------      -------           -----           ----        -------
Net income (loss)                           $(3,732)     $ 7,411           $ (94)          $ --        $ 3,585
                                            =======      =======           =====           ====        =======

Statement of Cash Flows for the Six Month Period ended January 26, 1997 (unaudited)

                                                                              Guarantor     Non-Guarantor  Eliminating  Consolidated
Cash flows from operating activities                            ASC East     Subsidiaries    Subsidiaries     Entries     ASC East

 Net income (loss)                                               $(5,989)      $ (3,875)      $    (46)      $    --      $(9,910)
 Depreciation and amortization                                       918          7,938             15            --        8,871
 Deferred taxes                                                      (14)           392            (15)           --          363

 Changes in assets and liabilities                                    --             --             --            --           --

 Decrease (increase) in investments held in escrow                 7,477           (235)            (2)           --        7,240
 Decrease (increase) in accounts receivable                           --           (272)          (217)           --         (489)
 Decrease (increase) in income tax receivable                     (6,074)            --             --            --       (6,074)
 Decrease (increase) in inventories                                   --         (1,718)            15            --       (1,703)
 Decrease (increase) in assets held for resale                        --         14,921             --            --       14,921
 Decrease (increase) in prepaid expenses                            (609)           359              3            --         (247)
 Decrease (increase) in other current assets                        (392)         1,115             --            --          723
 Decrease (increase) in other assets                                  --          6,798         (1,470)       (5,131)         197

 Increase (decrease) in accounts payable and accrued expenses        995         14,079          5,178            --       20,252
 Increase (decrease) in income taxes payable                          --           (125)           111            --          (14)
 Increase (decrease) in deposits and unearned revenue                 --          9,664           (772)           --        8,892
 Increase (decrease) in other accrued interest                      (680)           775             --            --           95
 Increase (decrease) in other long-term liabilities                   --             --             --            --           --
 Decrease (increase) in due to affiliate                           9,791        (11,080)         1,594          (305)          --
                                                                 -------       --------       --------       -------    ---------
 Cash flow provided by (used) in operating activities              5,423         38,736          4,394        (5,436)      43,117

Cash flows from investing activities

 Additions to property and equipment                              (1,223)       (11,732)        (5,396)           --      (18,351)
 Purchase of minority interest                                    (2,492)            --             --            --       (2,492)
 Sale/(purchase) of long-term investments                             --         (3,029)           447            --       (2,582)
                                                                 -------       --------       --------       -------    ---------
Cash provided by (used) in for investing activities               (3,715)       (14,761)        (4,949)           --      (23,425)

Cash flows from financing activities
 Reductions in note payable to shareholder                         4,754         (5,375)            --            --         (621)
 Net (reductions) proceeds in revolving credit agreement          (6,462)       (18,138)          (553)        5,463      (19,717)
 Proceeds from other long-term debt                                   --             --             --            --           --
                                                                 -------       --------       --------       -------    ---------

Net cash provided by (used) in financing activities               (1,708)       (23,513)          (553)        5,436      (20,338)
                                                                 -------       --------       --------       -------    ---------
 Net increase (decrease) in cash and short-term investments           --            462         (1,108)           --         (646)

 Cash and cash equivalents at the beginning of the period             --          2,781          1,306            --        4,087
                                                                 -------       --------       --------       -------    ---------
 Cash and cash equivalents at the end of the period              $    --       $  3,243       $    198       $    --    $   3,441
                                                                 =======       ========       ========       =======    =========

Balance Sheet as of April 27, 1997 (unaudited)

                                                           Guarantor     Non-Guarantor     Eliminating   Consolidated
                                              ASC East    Subsidiaries   Subsidiaries        Entries       ASC East
Assets
Current assets
 Cash and short-term investments              $     --        $  2,084       $    333     $      --        $  2,417
 Investments held in escrow                      7,119             811          1,367            --           9,297
 Accounts receivable                                --           4,008          1,964        (1,020)          4,952
 Income taxes receivable                            --              --             --            --              --
 Inventories                                        --           6,380             --            --           6,380
 Prepaid expenses                                  120           1,442            477            --           2,039
 Assests held for sale                              --              --          9,070            --           9,070
 Other current assets                            1,056             751            435            --           2,242
                                              --------        --------       --------     ---------        --------
Total current assets                             8,295          15,476         13,646        (1,020)         36,397

 Property and equipment, net                       138         234,124          6,751            --         241,013

 Deferred tax asset                                 --              --             --            --              --
 Long-term investments                             316              --          3,883            --           4,199
 Goodwill                                        7,595              --             --            --           7,595
 Prepaid loan fees                               7,119              --             --            --           7,119
 Other assets                                      177           6,268             --            --           6,445
 Intercompany                                   32,346         (49,812)        17,466            --              --
 Investment in subsidiaries                    121,942         143,031             --      (264,973)             --
                                              --------        --------       --------     ---------        --------
Total assets                                  $177,928        $349,087       $ 41,746     $(265,993)       $302,768
                                              ========        ========       ========     =========        ========

Liabilities and Shareholders' Equity
Current liabilities
 Current portion of long-term debt            $     --        $ 13,280       $     --     $      --        $ 13,280
 Accounts payable and
  accrued expenses                                  --          14,945            758        (1,020)         14,683
 Federal income taxes payable                    2,536          (2,135)            --            --             401
 Due to shareholder                                 --           1,966             --            --           1,966
 Deposits and unearned revenue                     247           1,574          1,314            --           3,135
 Accrued interest                                4,140             903             --            --           5,043
 Other accrued expenses                             --              --             --            --              --
                                              --------        --------       --------     ---------        --------
Total current liabilities                        6,923          30,533          2,072        (1,020)         38,508

 Long-term debt                                166,759          23,814          4,309            --         194,882
 Deferred income taxes                          (7,808)         42,950           (497)           --          34,645
 Minority interest                                  --              --             --            --              --
 Other long-term liabilities                     1,792           2,962          4,907            --           9,661
                                              --------        --------       --------     ---------        --------
Total liabilities                              167,666         100,259         10,791        (1,020)        277,696

Stockholders equity
 Common stock                                       10          13,257          6,002       (19,259)             10
 Additional paid-in capital                      3,762         202,452         24,794      (227,246)          3,762
 Retained earnings                               6,490          33,119            159       (18,468)         21,300
                                                                                                                 --
                                              --------        --------       --------     ---------        --------
Total shareholders' equity                      10,262         248,828         30,955      (264,973)         25,072
                                              --------        --------       --------     ---------        --------
Total liabilities and
 shareholders' equity                         $177,928        $349,087        $41,746     $(265,993)       $302,768
                                              ========        ========       ========     =========        ========

Statement of Operations, for the Three Month Period Ended April 27, 1997 (unaudited)

                                                      Guarantor    Non-Guarantor    Eliminating   Consolidated
                                           ASC East  Subsidiaries   Subsidiaries       Entries     ASC East
Revenues
 Skiing, lodging and other operations     $   561      $81,107         $ 1,258        $(1,253)      $81,673
 Real estate                                   --          793           1,881             --         2,674
                                          -------      -------         -------        -------       -------
Total revenues                                561       81,900           3,139         (1,253)       84,347
                                          -------      -------         -------        -------       -------
Expenses
 Cost of operations                            --       37,598           1,636         (1,253)       37,981
 Cost of real estate sales and operations      --          814           1,353             --         2,167
 Marketing, general and administrative      2,759        6,240              96             --         9,095
 Depreciation and amortization                 19        8,065              (8)            --         8,076
                                          -------      -------         -------        -------       -------
Total operating expenses                    2,778       52,717           3,077         (1,253)       57,319
                                          -------      -------         -------        -------       -------
 Income (loss) from operations             (2,217)      29,183              62             --        27,028
                                          -------      -------         -------        -------       -------
 Interest expense                           4,216        1,106               3             --         5,325
                                          -------      -------         -------        -------       -------
Net income (loss) before
 provision (benefit) for income taxes      (6,433)      28,077              59             --        21,703
Provision (benefit) for income taxes       (2,526)      11,127              23             --         8,624
                                          -------      -------         -------        -------       -------
Net income (loss)                         $(3,907)     $16,950         $    36        $    --       $13,079
                                          =======      =======         =======        =======       =======

Statement of Cash Flows for the Nine Month Period Ended April 27, 1997, unaudited

                                                                           Guarantor   Non-Guarantor Eliminating  Consolidated
Cash Flows from operating activities                          ASC East    Subsidiaries  Subsidiaries   Entries      ASC East
 Net income (loss)                                              $(11,641)   $ 14,836     $   (26)     $    --      $  3,169
 Depreciation and amortization                                     3,090      16,002           7           --        19,099
 Deferred taxes                                                   (6,638)     10,164         424           --         3,950

 Changes in assets and liabilities                                    --          --          --           --            --

 Decrease (increase) in investments held in escrow                 7,378        (811)     (1,367)          --         5,200
 Decrease (increase) in accounts receivable                           --      (1,605)     (1,909)       1,020        (2,494)
 Decrease (increase) in income tax receivable                         --          --          --           --            --
 Decrease (increase) in inventories                                   --      (1,370)         15           --        (1,355)
 Decrease (increase) in assets held for resale                        --      13,721          --           --        13,721
 Decrease (increase) in prepaid expenses                            (120)      1,924        (472)          --         1,332
 Decrease (increase) in other current assets                          --       1,168        (435)          --           733
 Decrease (increase) in other assets                                (177)      3,390         607       (5,131)       (1,311)

 Increase (decrease) in accounts payable and accrued expenses       (691)        956         372       (1,020)         (383)
 Increase (decrease) in income taxes payable                       2,536      (2,806)         --           --          (270)
 Increase (decrease) in deposits and unearned revenue                247      (1,181)        528           --          (406)
 Increase (decrease) in other accrued interest                     3,032         520          --           --         3,552
 Increase (decrease) in other long-term liabilities                1,792         944         147           --         2,883
 Decrease (increase) in due to affiliate                          15,675     (26,518)     11,148         (305)           --
                                                                 -------    --------     -------      -------       -------
 Cashflow provided by operating activities
 after change in assets and liabilities                           14,483      29,334       9,039       (5,436)       47,420

Cash flows from investing activities                                                                                     --
                                                                                                                         --
 Additions to property and equipment                                (138)    (16,898)     (5,625)          --       (22,661)
 Investments in property developed for resale                         --          --      (9,070)          --        (9,070)
 Purchase of ski resort minority interest                         (2,492)         --          --           --        (2,492)
 Sale/(purchase) of long term investments                           (316)         --         460           --           144
                                                                 -------    --------     -------      -------       -------

Cash provided (used) for investing activities                     (2,946)    (16,898)    (14,235)          --       (34,079)

Cash provided (used) from financing activities
 Reductions in note payable to shareholder                            --      (3,409)         --           --        (3,409)
 Net (reductions) proceeds in revolving credit agreement         (11,839)         --          --           --       (11,839)
 Payments of other long-term debt                                     --     (12,958)        (13)       5,436        (7,535)
 Additions to other long-term debt                                   302       3,234       4,236           --         7,772
                                                                 -------    --------     -------      -------       -------
                                                                                                                         --
 Net cash provided (used) in financing activities                (11,537)    (13,133)      4,223        5,436       (15,011)
                                                                                                                         --
                                                                 -------    --------     -------      -------       -------
 Net increase (decrease) in cash and short term investments           --        (697)       (973)          --        (1,670)
                                                                                                                         --
 Cash and cash equivalents at the beginning of the period             --       2,781       1,306           --         4,087
                                                                 -------    --------     -------      -------       -------
 Cash and cash equivalents at the end of the period              $    --    $  2,084     $   333      $    --      $  2,417
                                                                 =======    ========     =======      =======      ========


13.      Income Taxes

         Prior to June 28, 1996, certain companies comprising the Company, SRSC, SRL, PT and SRTC (the "S Corporations") had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended. Accordingly, no income tax provision or liability has been made for these companies for the year ended July 30, 1995 and the period from July 31, 1995 to June 28, 1996. For federal and state income tax purposes, taxable income, losses and tax credits are passed through to the Principal Shareholder, who is individually responsible for reporting his share of such items. The Company distributed to the Principal Shareholder amounts sufficient to pay his personal income taxes based on the S Corporations' earnings.

         In conjunction with the Acquisition, the S Corporations changed from S corporation status to C corporation status. As a result, the income or loss of the S Corporations subsequent to June 28, 1996 will be subject to corporate income tax. The income tax provision described below for the years ended July 28, 1996 and July 27, 1997 includes the income taxes related to the S Corporations since June 28, 1996.

         At the time of conversion of the S Corporations to C corporation status, a net deferred tax liability of $5.6 million was recorded through the income tax provision. This deferred tax liability was primarily comprised of the tax effect of the cumulative book and tax basis differences of property and equipment at the time of conversion.

         The provision (benefit) for income taxes charged to continuing operations was as follows (in thousands):

                                                          Year ended
                                             July 30,      July 28,     July 27,
                                               1995          1996         1997

          Current tax expense
            Federal                          $ 248       $    --     $      --
            State                               55            --            --
                                             -----       -------     ---------

                                               303            --            --
                                             -----       -------     ---------
         Deferred tax expense
           Federal                              77        (1,330)       (2,815)
           State                                20          (316)         (798)
                                             -----       -------     ---------

                                                97        (1,646)       (3,613)
                                             -----       -------     ---------

         Change in tax status from S
           corporation to C corporation         --         5,552            --
                                             -----       -------     ---------
         Total provision (benefit)           $ 400       $ 3,906     $  (3,613)
                                             =====       =======     =========

         Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS 109, the benefit associated with future deductible temporary differences and operating loss or credit carryforwards is recognized if it is more likely than not that a benefit will be realized. Deferred tax expense (benefit) represents the change in the net deferred tax asset or liability balance.

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

13.      Income Taxes (continued)

         Deferred tax liabilities (assets) are comprised of the following at July 28, 1996 and July 27, 1997 (in thousands):

                                                          July 28,      July 27,
                                                            1996          1997

         Property and equipment basis differential        $ 36,917     $ 40,040
         Other                                                 753          907
                                                          --------     --------

         Gross deferred tax liabilities                     37,670       40,947
                                                          --------     --------

         Tax loss and credit carryforwards                 (11,414)     (16,766)
         Capitalized cost                                   (1,473)        (543)
         Other                                              (1,764)      (1,589)
         Original issue discount on Subordinated Notes          --       (1,212)
                                                          --------     --------

         Gross deferred tax assets                         (14,651)     (20,110)
                                                          --------     --------

         Valuation allowance                                 7,369        7,255
                                                          --------     --------

                                                            30,388       28,092

         Less: Net deferred tax liability related
          to assets held for sale                              281           --
                                                          --------     --------

                                                          $ 30,107     $ 28,092
                                                          ========     ========

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

13.      Income Taxes (continued)

         The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 35% to income (loss) before provision (benefit) for income taxes and minority interest in loss of subsidiary as a result of the following differences (in thousands):

                                                                                                 Year ended
                                                                                   July 30,        July 28,      July 27,
                                                                                    1995            1996        1997

         Income tax provision (benefit) at the statutory U.S. tax rates          $  1,932         $   546     $ (3,271)
         Increase (decrease) in rates resulting from:
            Change in tax status from S corporation to C corporation                   --           5,552           --
            Income from S corporations not taxable for corporate tax
             purposes                                                              (1,679)         (2,371)          --
            State taxes, net                                                          115                         (798)
            Change in valuation allowance                                              --              --           71
            Nondeductible items                                                        32              41          243
            Other                                                                      --             138          142
                                                                                 --------         -------     --------

         Income tax provision (benefit) at the effective tax rates               $    400         $ 3,906     $ (3,613)
                                                                                 ========         =======     ========

         At July 27, 1997, the Company has federal net operating loss ("NOL") carryforwards of approximately $40.7 million which expire in varying amounts through the year 2011. Under Section 382 of the Internal Revenue Code, future use of NOL carryforwards generated prior to a change in ownership, as defined, may be significantly limited. Approximately $16.0 million and $3.3 million of Sugarloaf and LBO Holding, Inc.'s ("LBO"), a wholly-owned subsidiary of ASC East, federal NOL carryforwards, respectively, are subject to an annual limitation of $110,000 and $185,000, respectively, of the amount of their separate company taxable income that may be reduced by such carryforwards. Approximately $178,000 and $168,000 of Sugarloaf and LBO's investment tax credit carryforwards, respectively, are also subject to the annual limitation under Section 382 of the amount of their tax that may be offset by such carryforwards. The tax credit carryforwards expire in varying amounts through year 2001. Subsequent changes in ownership could further affect the limitation in future years.

         In addition to the limitations under Section 382, approximately $23.0 million of the federal NOL carryforwards are from the separate return years of Sugarloaf ($16.0 million), LBO ($5.1 million) and Sugarbush ($1.9 million), and may only be used to offset each company's contribution to consolidated taxable income in future years.

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes that the valuation allowance of $7.3 million is appropriate because, due to the change of ownership annual limitations, realization of the benefit of the majority of the tax benefits of the Sugarloaf net operating loss, (some portion of the LBO net operating loss and investment tax carryforwards) and all investment tax credit carryforwards is not more likely than not.

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

14.      Related Party Transactions

         Sunday River Skiway Corporation has guaranteed amounts outstanding under subordinated debentures due in 2002 that were issued by LBO Holdings, Inc., as part of the acquisition of Mt. Attitash Lift Corporation. Payments under the guarantee are subordinated to all secured indebtedness of Sunday River Skiway Corporation to any bank, thrift institution or other institutional lender.

         The due from affiliate balance of $1.3 million in the accompanying balance sheet at July 27, 1997 represents advances to ASC Utah, a wholly-owned subsidiary of the Company's Parent.

15.      Commitments, Lease Contingencies and Contingent Liabilities

         The Company leases certain land and facilities used in the operations of its resorts under several operating lease arrangements. These lease arrangements expire at various times from the year 2010 through the year 2060. Lease payments are generally based on a percentage of revenues. Total rent expense under these operating leases as recorded in resort operating expenses in the accompanying consolidated statement of operations for 1995, 1996 and 1997 were $619,000, $744,000 and $2.2 million, respectively.

         Significant portions of the land underlying certain of the Company's ski resorts are leased or subleased by the Company or used pursuant to renewable permits or licenses. If any such lease, sublease, permit or license were to be terminated or not renewed upon expiration, or renewed on terms materially less favorable to the Company, the Company's ability to possess and use the land subject thereto and any improvements thereon would be adversely affected, perhaps making it impossible for the Company to operate the affected resort. A substantial portion of the land constituting skiable terrain at the Attitash Bear Peak Ski resort, Sugarbush resort and Mount Snow/Haystack resort is located on federal land that is used under the terms of the permits with the United States Forest Service (the "Forest Service"). Generally, under the terms of such permits, the Forest Service has the right to review and comment on the location, design and construction of improvements in the permit area and on many operational matters. The permits can be terminated or modified by the Forest Service to serve the public interest. A termination or modification of any of the Company's permits could have a material adverse effect on the results of operations of the Company. The Company does not anticipate any limitations, modifications, or non-renewals which would adversely affect the Company's operations.

         In addition to the leases described above, the Company is committed under several operating and capital leases for various equipment. Rent expense under all operating leases was $1.0 million, $994,000 and $4.2 million for the years ended 1995, 1996 and 1997, respectively.

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

15.      Commitments, Lease Contingencies and Contingent Liabilities (continued)

         Future minimum lease payments for lease obligations at July 27, 1997 are as follows (in thousands):

                                                           Capital     Operating
                                                           leases       leases

         1998                                           $    2,564     $   4,136
         1999                                                1,786         3,869
         2000                                                1,488         1,530
         2001                                                1,295           963
         2002                                                2,585         4,973
                                                        ----------     ---------

           Total payments                                    9,718     $  15,471
                                                             =====     =========

           Less interest                                    (1,878)
                                                        ----------

           Present value of net minimum payments             7,840

           Less current portion                              1,876
                                                        ----------

           Long-term obligations                        $    5,964
                                                        ==========

         Certain claims, suits and complaints associated with the ordinary course of business are pending or may arise against the Company, including all of its direct and indirect subsidiaries. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are without merit or are of such kind, or involve such amounts as would not have a material effect on the financial position, results of operations and cash flows of the Company if disposed of unfavorably.

16.      Subsequent Event

         Initial Public Offering of Common Stock

         In August 1997, the Company's Parent filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission on Form S-1 for the purpose of registering its common stock for the initial offering for sale to the public (the "Offering") at an estimated price of $18.50 per share for a proposed maximum aggregate offering price of $339.3 million. The number of shares to be sold and the price of those shares has not been determined. The anticipated effective date of the Offering is November 6, 1997.

         Consummation of the Offering may trigger a Change of Control (as defined) under the indenture (the "12% Note Indenture") relating to the Notes (Note 10). The 12% Note Indenture provides that upon the occurrence of a Change of Control, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount thereof, plus

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

16.      Subsequent Event (continued)

         accrued and unpaid interest to the date of repurchase (the "Change of Control Offer"). The Company is not able to determine at this time whether or not any or all holders of the Notes will accept the Change of Control Offer. If all outstanding Notes are tendered, the amount of funds necessary to consummate the Change of Control Offer would be $121.2 million plus the amount of all accrued and unpaid interest. The Company is currently negotiating a standby credit facility for up to $125.0 million to fund the repurchase of the Notes in the event that any or all of the Notes are tendered to the Company for repurchase.

         Additional Financing

         In August 1997, the Company entered into a Loan and Security Agreement with a lender to provide financing for the real estate construction activities of Grand Summit Resort Properties, Inc., a wholly-owned subsidiary. The Loan and Security Agreement provides for advances up to $55.0 million which bear interest at rate equal to the greater of 9.25% or the sum of the bank's prime rate plus 1.5%. All borrowings under the Loan and Security Agreement are collateralized by substantially all assets of Grand Summit Resort Properties, Inc.

         New Credit Facility

         On October 8, 1997, the Company's Parent entered into a commitment letter (the "Commitment Letter") with respect to the New Credit Facility. The Commitment Letter contemplates credit facilities providing for borrowings in an aggregate amount of up to $215 million. Amounts borrowed under the New Credit Facility are expected to be available (i) to finance the Parent's acquisition of the Steamboat ski resort and the Heavenly ski resort, (ii) to repay approximately $60 million of indebtedness of the Company under the Existing Credit Facility, (iii) to repay approximately $12 million of indebtedness of the Parent and its subsidiaries, (iv) to pay certain fees and expenses relating to the acquisition of the Steamboat ski resort and the Heavenly ski resort, and (v) for ongoing general corporate purposes and capital expenditures. The New Credit Facility is expected to be divided into two sub-facilities, $75 million of which is expected to be available for borrowings by the Company (the "East Facility") and $140 million of which is expected to be available for borrowings by the Parent excluding the Company (the "West Facility").

         The East Facility is expected to consist of a six-year revolving credit facility in the amount of $45 million and an eight-year term facility in the amount of $30 million. The West Facility is expected to consist of a six-year revolving facility in the amount of $65 million and an eight-year term facility in the amount of $75 million. The revolving facilities are subject to annual 30-day clean down requirements to an outstanding balance of not more than $10 million for the East Facility and not more than $35 million for the West Facility. The maximum availability under the revolving facilities will reduce over the term of the New Credit Facility by certain prescribed amounts. The term facilities amortize at a rate of approximately 1.0% of the principal amount for the first six years with the remaining portion of the principal due in two substantially equal installments in years seven and eight. At the Parent's option, interest will be payable at an alternate base rate or LIBOR, in each case, plus an applicable margin that is dependent upon the ratio of the Parent's total debt to EBITDA (as defined in the New Credit Facility).

ASC East
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

16.      Subsequent Event (continued)

         The New Credit Facility is expected to require mandatory prepayments with the net proceeds of any asset sales and new debt and/or equity offerings of the Parent. Beginning in July 1999, the New Credit Facility is expected to require mandatory prepayments of 50% of excess cash flows during any period in which the ratio of the Parent's total senior debt to EBITDA exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce either revolving facility commitment below $35 million.

         The East Facility is expected to be secured by substantially all the assets of the Company, except Grand Summit Resort Properties, Inc., which is not a borrower under the New Credit Facility. The West Facility is expected to be secured by substantially all the assets of the Parent and its subsidiaries, except the Company.

         The New Credit Facility is expected to contain various covenants that limit, among other things, subject to certain exceptions, indebtedness, liens, transactions with affiliates, restricted payments and investments, mergers, consolidations and dissolutions, sales of assets, dividends and distributions and certain other business activities. In addition, the New Credit Facility is expected to contain financial covenants customary for this type of senior credit facility including maintenance of customary financial ratios. Compliance with financial covenants will be determined on a consolidated basis notwithstanding the bifurcation of the New Credit Facility into the East Facility and the West Facility, with the exception of a leverage test.

         Redemption of Subordinated Notes

         A portion of the proceeds from the New Credit Facility will be used to make an approximate $27.7 million investment in the Company to fund the redemption of all outstanding Subordinated Notes (Note 10). The indenture relating to the Subordinated Notes provides for a redemption price equal to 113.75% of the carrying value of the Subordinated Notes on the redemption date. The Company expects to record a pretax loss of approximately $4.3 million related to the repayment of the Subordinated Notes.

Exhibit No.   Description
-----------   -----------

2.1 Agreement and Plan of Merger, dated as of February 13, 1996, by and among LBO Resort Enterprises (the predecessor of the Company), LBO Acquisition Company and S-K-I Limited*
3.1           Articles of Incorporation of the Company*
3.2           Bylaws of the Company*
3.3           Articles of Incorporation of Sunday River Skiway Corporation*
3.4           Bylaws of Sunday River Skiway Corporation*
3.5           Articles of Incorporation of Sunday River Ltd.*
3.6           Bylaws of Sunday River Ltd.*
3.7           Articles of Incorporation of Perfect Turn, Inc.*
3.8           Bylaws of Perfect Turn, Inc.*
3.9           Articles of Incorporation of LBO Holding, Inc.*
3.10          Bylaws of LBO Holding, Inc.*
3.11          Articles of Incorporation of Sunday River Transportation, Inc.*
3.12          Bylaws of Sunday River Transportation, Inc.*
3.13          Articles of Incorporation of Sugarbush Resort Holdings, Inc.*
3.14          Bylaws of Sugarbush Resort Holdings, Inc.*
3.15          Articles of Incorporation of Sugarbush Leasing Company*
3.16          Bylaws of Sugarbush Leasing Company*
3.17          Articles of Incorporation of Sugarbush Restaurants, Inc.*
3.18          Bylaws of Sugarbush Restaurants, Inc.*
3.19          Articles of Incorporation of Cranmore, Inc.*
3.20          Bylaws of Cranmore, Inc.*
3.21          Certificate of Incorporation of S-K-I Ltd.*
3.22          Bylaws of S-K-I Ltd.*
3.23          Articles of Association of Killington Ltd.*
3.24          Bylaws of Killington Ltd.*
3.25          Articles of Association of Mount Snow Ltd.*
3.26          Bylaws of Mount Snow Ltd.*
3.27          Articles of Incorporation of Waterville Valley Ski Area, Ltd.*
3.28          Bylaws of Waterville Valley Ski Area, Ltd.*
3.29          Articles of Incorporation of Sugarloaf Mountain Corporation*
3.30          Bylaws of Sugarloaf Mountain Corporation*
3.31          Articles of Association of Killington Restaurants, Inc.*
3.32          Bylaws of Killington Restaurants, Inc.*
3.33          Articles of Association of Dover Restaurants, Inc.*
3.34          Bylaws of Dover Restaurants, Inc.*
3.35          Articles of Association of Resort Technologies, Inc.*
3.36          Bylaws of Resort Technologies, Inc.*
3.37          Articles of Association of Resort Software Services, Inc.*
3.38          Bylaws of Resort Software Services, Inc.*
3.39          Articles of Incorporation of LBO Hotel Company*
3.40          Bylaws of LBO Hotel Company*
3.41          Articles of Association of Mountain Wastewater Treatment, Inc.*
3.42          Bylaws of Mountain Wastewater Treatment, Inc.*
3.43          Articles of Incorporation of Mountainside*
3.44          Bylaws of Mountainside*
3.45          Articles of Incorporation of Sugartech*
3.46          Bylaws of Sugartech*

                                 EXHIBIT INDEX
                                  (Continued)

Exhibit No.   Description
-----------   -----------

3.47          Articles of Incorporation of Deerfield Operating Company*
3.48          Bylaws of Deerfield Operating Company*
3.49          Articles of Association of Pico Ski Area Management Company*
3.50          Bylaws of Pico Ski Area Management Company*
3.51          Amendment to Articles of Incorporation of the Company.***
4.1 Indenture among the Company, the Guarantors and United States Trust Company of New York, relating to the Series A and Series B 12% Subordinated Notes Due 2006, dated as of June 28, 1996.*
4.2 Indenture among the Company, the Guarantors and United States Trust Company of New York, relating to the Series A and Series B 12% Subordinated Notes Due 2006 dated as of June 28, 1996.*
4.3 Registration Rights Agreement dated June 28, 1996 among the Company, the Guarantors and the Initial Purchasers as defined therein.*
4.4 Purchase Agreement dated June 25, 1996 among the Company, the Guarantors and the Initial Purchasers as defined therein.*
4.5 Registration Rights Agreement dated June 28, 1996 among the Company, the Guarantors and the Bear Stearns & Co. Inc.*
4.6 Pledge and Disbursement Agreement, dated as of June 28, 1996, by and among the Company, the Guarantors and United States Trust Company of New York, as collateral agent.*
4.7           Shareholders' Agreement dated June 28, 1996, among Leslie B.
              Otten, the Company and Bear Stearns & Co. Inc.*
10.1 Credit Agreement dated as of June 28, 1996, among the Company, its subsidiaries and parties thereto.*
10.2 Security Agreement dated June 28, 1996, among the Company, its subsidiaries and parties thereto.*
10.3 Revolving Credit Notes dated June 28, 1996, issued by the Company and certain subsidiaries to Fleet National Bank, BankBoston, N.A. and KeyBank National Association in the aggregate principal amount of $65,000,000.*
10.4 Swing Line Note dated June 28, 1996, issued by the Company and certain subsidiaries to Fleet National Bank in the aggregate principal amount of $5,000,000.*
10.5 Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement each dated as of June 28, 1996, by and between each of Sunday River Skiway Corporation, Sunday River, Ltd., LBO Holding, Inc., Cranmore, Inc., Sugarbush Resort Holdings, Inc., Mountain Water Company, Mountain Wastewater Treatment, Inc., Killington, Ltd., Mount Snow Ltd.and Waterville Valley Ski Area Ltd. and Fleet National Bank.*
10.6 Collateral Assignments of Leases and Rents, each dated as of June 28, 1996, by and between each of Sunday River Skiway Corporation, Sunday River, Ltd., LBO Holding, Inc., Cranmore, Inc., Sugarbush Resort Holdings, Inc., Mountain Water Company, Mountain Wastewater Treatment, Inc., Killington, Ltd., Mount Snow Ltd. and Waterville Valley Ski Area Ltd. and Fleet National Bank.*
10.7 Assignment in Trust, dated as of June 28, 1996, between Waterville Valley Ski Area, Ltd., and Fleet National Bank.*
10.8 Assignment in Trust, dated as of June 28, 1996, between LBO Holding, Inc. and Fleet National Bank.*

                                 EXHIBIT INDEX
                                  (Continued)

Exhibit No.   Description
-----------   -----------

10.9 Assignment of Agreements, Permits and Contracts, among the Company, certain subsidiaries and Fleet National Bank.*
10.10 Assignment of Trademarks and Service Marks (U.S.), dated June 28, 1996, among the Company, certain subsidiaries and Fleet National Bank.*
10.11 Hazardous Materials Indemnification Agreement, dated June 28, 1996, among the Company, certain subsidiaries and Fleet National Bank.*
10.12 Guaranty Agreement dated June 28, 1996, by LBO Hotel Company, in favor of Fleet National Bank, as Agent.*
10.13 Guaranty Agreement dated June 28, 1996, by Sugarloaf Mountain Corporation in favor of Fleet National Bank, as Agent.*
10.14 Intercreditor Agreement dated as of June 28, 1996, among the Company, certain subsidiaries, Doppelmayr USA, Inc. and Fleet National Bank.*
10.15 Intercreditor Agreement dated as of June 28, 1996, among the Company, certain subsidiaries, Snowridge, Inc. (for itself and as agent for Innacq Corporation) and Fleet National Bank.*
10.16 Loan and Security Agreement, dated as of October 1, 1984, among the State of Vermont, acting by and through the Vermont Industrial Development Authority, Sherburne Corporation (predecessor to Killington, Ltd.), Proctor Bank and The First National Bank of Boston.*
10.17 Loan and Security Agreement, dated as of October 1, 1984, among the State of Vermont, acting by and through the Vermont Industrial Development Authority, Mount Snow, Proctor Bank and The First National Bank of Boston.*
10.18 Form of Subordinated Note, dated as of June 30, 1992, from Sugarloaf Mountain Corporation to certain note holders.*
10.19 Indenture, dated October 24, 1990, among Killington, Ltd. and The Howard Bank, as trustee (representative of indentures with respect to similar indebtedness aggregating approximately $2,995,000, in original principal amount and maturing at various times from 2015 to 2016)*
10.20 Indenture, dated September 25, 1986, among Killington, Ltd. and The Howard Bank, as trustee (representative of indentures with respect to similar indebtedness aggregating approximately $10,873,500, in original principal amount and maturing at various times from 1197 to 2013)*
10.21 Restated Concession Agreement, dated April 30, 1992, between Sugarloaf Mountain Corporation and Boston Concessions Group, Inc., together with Amendment thereto, Loan Agreement, and $150,000 Promissory Notes, each dated July 31, 1995.*
10.22 $500,000 Note, dated August 27, 1993, from Sugarloaf Mountain Corporation and Warren Cook to Fleet Bank of Maine.*
10.23 Doppelmayr Ski Lift Supply and Installation Agreement, dated July 7, 1995, by and between Doppelmayr USA, Inc., and Sunday River Skiway Corporation.*
10.24 Doppelmayr Ski Lift Supply and Installation Agreement, dated September 4, 1995, by and between Doppelmayr USA, Inc., and Sugarbush Resort Holdings, Inc. (Gate House Chair)*
10.25 Doppelmayr Ski Lift Supply and Installation Agreement, dated September 26, 1995, by and between Doppelmayr USA, Inc., and Sugarbush Holdings, Inc.*

                                 EXHIBIT INDEX
                                  (Continued)

Exhibit No.   Description
-----------   -----------

10.26 Doppelmayr Ski Lift Supply and Installation Agreement, dated September 4, 1995, by and between Doppelmayr USA, Inc., and Sugarbush Resort Holdings, Inc. (Sugar Bravo Lift)*
10.27 Lift Relocation Agreement, dated September 4, 1995, by and between Doppelmayr USA, Inc., and Sugarbush Resort Holdings, Inc. (North Link Chair)*
10.28 Lift Relocation Agreement, dated September 4, 1995, by and between Doppelmayr USA, Inc., and Sugarbush Resort Holdings, Inc. (North Ridge Chair)*
10.29 Loan and Security Agreement dated as of October 1, 1984, among the State of Vermont (acting by and through the Vermont Industrial Development Authority), Mount Snow Ltd., Proctor Bank and BankBoston, N.A.**
10.30 Lease Agreement dated April 2, 1997, between Grand Summit Resort Properties, Inc. and LBO Holding, Inc.**
10.31         Commercial Lease dated August 7, 1997, between LBO Holding, Inc.
              and Grand Summit Hotel Condominium Unit Owners Association, Inc.**
10.32 Christopher E. Howard Employment Terms (Agreement) dated August 22, 1996, between Christopher E. Howard and ASC East.**
10.33 First Amendment to Credit Agreement dated as of November 27, 1996, among ASC East, certain subsidiaries, Fleet National Bank, BankBoston, N.A., KeyBank National Association and Fleet National Bank, as Agent.**
10.34 Second Amendment to Credit Agreement dated as of May 30, 1997, among ASC East, certain subsidiaries, Fleet National Bank, BankBoston, N.A., KeyBank National Association and Fleet National Bank, as Agent.**
10.35 Third Amendment to Credit Agreement dated as of July 1997, among ASC East, certain subsidiaries, Fleet National Bank, BankBoston, N.A., KeyBank National Association and Fleet National Bank, as Agent.**
10.36 Fourth Amendment to Credit Agreement dated as of September 25, 1997, among ASC East, certain subsidiaries, Fleet National Bank, BankBoston, N.A., KeyBank National Association and Fleet National Bank, as Agent.**
10.37 Loan and Security Agreement dated as of August 1, 1997, among Grand Summit Resort Properties, Inc., the lenders listed therein and Textron Financial Corporation, as Administrative Agent for the lenders.**
10.38 $2,750,000 Subordinated Promissory Note dated November, 1996 by Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc. to ASC East.**
10.39 Management Agreement dated August 7, 1997, between Grand Summit Hotel Condominium Unit Owners Association, Inc. and LBO Holding, Inc.**
10.40 Second Mortgage Deed, Security Agreement and Financing Statement from Waterville Valley Ski Resort, Inc. to ASC East, dated November 27, 1996.**
10.41 Promissory Note dated August 15, 1997, in the principal amount of $30,000,000 issued by Grand Summit Resort Properties, Inc. to Textron Financial Corporation.**
10.42 Agreement in Trust dated as of November 27, 1996, by Waterville Valley Ski Resort, Inc. to ASC East.**
10.43 Second Mortgage Deed, Security Agreement and Financing Statement from Mount Cranmore Ski Resort, Inc. to ASC East dated November 27, 1996.**
10.44 Promissory Note dated August 15, 1997, in the principal amount of $25,000,000 issued by Grand Summit Resort Properties, Inc. to Green Tree Financial Servicing Corporation.**

                                 EXHIBIT INDEX
                                  (Continued)

Exhibit No.   Description
-----------   -----------

10.45         Subscription Agreement dated June 27, 1997, between Leslie B.
              Otten and ASC East.**
10.46 Joinder of Sugarloaf Mountain Corporation, Sugartech and Mountainside dated August 30, 1996, among Fleet National Bank, as Agent on behalf of the lenders, Sugarloaf Mountain Corporation, Sugartech, Mountainside and certain subsidiaries.**
10.47 Mortgage, Assignment of Rents and Security Agreement (Attitash) dated as of August 1, 1997, by Grand Summit Resort Properties, Inc. in favor of Textron Financial Corporation, as Administrative Agent.**
10.48 Letter Agreement dated August 30, 1996, among Fleet National Bank, as Agent, Fleet National Bank, BankBoston, N.A., and KeyBank National Association and ASC East and certain subsidiaries amending the Credit Agreement dated as of June 28, 1996.**
10.49 Security Agreement dated as of August 30, 1996, among Sugarloaf Mountain Corporation, Mountainside and Sugartech and Fleet National Bank, as Agent.**
10.50 Fee and Leasehold Mortgage, Assignment of Leases and Rents, Financing Statement and Security Agreement dated as of August 27, 1996, from Sugarloaf Mountain Corporation to Fleet National Bank, as Agent.**
10.51 Collateral Assignment of Leases and Rents dated August 27, 1996, by Sugarloaf Mountain Corporation to Fleet National Bank, as Agent.**
10.52 Hazardous Material Indemnification Agreement dated as of August 30, 1996, among ASC East, certain subsidiaries and Fleet National Bank, as Agent.**
10.53 Assignment of Agreements, Permits and Contracts dated as of August 30, 1996, by Sugarloaf Mountain Corporation to Fleet National Bank, as Agent.**
10.54 Assignment of Rents and Leases (Attitash Project) dated as of August 1, 1997, by Grand Summit Resort Properties, Inc. in favor of Textron Financial Corporation, as Administrative Agent.**
10.55 Subordination Agreement dated as of August 1, 1997, among Grand Summit Resort Properties, Inc., LBO Holding, Inc. and Textron Financial Corporation, as Administrative Agent.**
10.56 Subordination Agreement dated as of August 1, 1997, among Grand Summit Resort Properties, Inc., ASC East and Textron Financial Corporation, as Administrative Agent.**
10.57 Assignment of Property-Related Contracts dated as of August 1, 1997, by Grand Summit Resort Properties, Inc. in favor of Textron Financial Corporation, as Administrative Agent.**
10.58 Collateral Assignment of Declarant's Rights dated as of August 1, 1997 between Grand Summit Resort Properties, Inc. and Textron Financial Corporation.**
10.59 Agreement concerning American Skiing Company for Holder of Special Use Permit No. 4002.01 dated January 2, 1997, among the United States Department of Agriculture Forest Service, ASC East and Waterville Valley Ski Resort, Inc.**
10.60 Lease Agreement dated September 12, 1997, between Grand Summit Resort Properties, Inc. and Sunday River, Ltd.**
10.61 Lease Agreement dated September 9, 1997, between Grand Summit Resort Properties, Inc. and Killington, Ltd.**
10.62 Lease Agreement dated September 4, 1997, between Grand Summit Resort Properties, Inc. and Mount Snow, Ltd.**
10.63 $2,311,838.00 Promissory Note from Mountain Wastewater Treatment, Inc. to LHC Corporation dated May 16, 1995.*
10.64 $6,120,000.00 Promissory Note, Senior Commercial Mortgage Deed, Junior Commercial Mortgage Deed, and Senior Collateral Assignment of Income, Revenue and Rentals from Sugarbush Resort Holdings, Inc. to Snowridge, Inc. and Sugarbush Inn Corporation dated May 16, 1995 and attachments thereto.*
10.65         Form of Subordinated Debenture Due 2002 from L.B.O. Holding, Inc.
              to former shareholders of Mt. Attitash Lift Corporation.*
10.66 Purchase Agreement dated as of April 13, 1994 among Mt. Attitash Lift Corporation, certain of its shareholders and L.B.O. Holding, Inc.*

10.67         Stock Purchase Agreement dated August 17, 1994, between Sugarloaf
              Mountain Corporation and S-K-I Ltd.*
10.68         Acquisition Agreement dated May 16, 1995, among Sugarbush Resort
              Holdings, Inc., Sugarbush Resort Corporation, Snowridge, Inc.,
              Sugar Ridge, Inc., Sugarbush Inn Corporation and Bev Ridge, Inc.*
10.69         Lease dated October 15, 1980, among H. Donald Penley, Joseph
              Penley, Albert Penley and Sunday River Skiway Corporation.*
10.70         Lease/Option dated July 19, 1984, between John Blake and L.B.O.
              Holding, Inc.*
10.71         Lease Agreement dated as of July 1, 1993, between Snowridge, Inc.
              and Mountain Water Company.*
10.72         Lease Agreement dated as of March 1, 1988, between Snowridge, Inc.
              and Mountain Wastewater Treatment, Inc.*
10.73         Lease dated November 10, 1960, between the State of Vermont and
              Sherburne Corporation (predecessor to Killington Ltd.).*
10.74         Lease Agreement dated as of February 20, 1990, between Pico Pond
              Associates and Killington Ltd.*
10.75         Lease Agreement dated as of June 21, 1994, between the Town of
              Wilmington and Mount Snow, Ltd.*
10.76         Lease Agreement dated April 24, 1995, between Sargent, Inc. and
              Mount Snow, Ltd.*
10.77         United States Forest Service Special Use Permit No. 4040/41,
              issued November 29, 1989 to Mount Snow Ltd.*
10.78         United States Forest Service Special Use Permit No. 4059/01 issued
              July 19, 1994 to L.B.O. Holding, Inc. and Amendment 1 thereto.*
10.79         United States Forest Service Special Use Permit No. 4041 issued
              May 17, 1995, to Sugarbush Resort Holdings, Inc.*
10.80         Agreement between Sugarloaf Mountain Corporation and the
              Inhabitants of the Town of Carrabassett Valley, Maine, concerning the Sugarloaf Golf Course dated June 3, 1987.*
10.81         Agreement dated July 26, 1995, among Bombardier Corporation,
              Killington, Ltd., Mount Snow, Ltd., Waterville Valley Ski area,
              Ltd., Bear Mountain Ltd., and Sugarloaf Mountain Corporation.*
10.82         Agreement dated June 3, 1996, between ASC East and Eastern Resorts
              Company, LLC.*
10.83         Employment Agreement dated as of August 24, 1994, among Warren C.
              Cook, Sugarloaf Mountain Corporation and S-K-I Ltd.*
10.84         Partnership Agreement dated March 1993 among Surgarloaf Mountain
              Corporation, Jordan Lumber Company, Warren C. Cook, Linwood E.
              Doble, Inc., H&S Land, Inc. and Loaf Land Inc. relating to
              Sugarloaf Land Partners I.*
10.85         Partnership Agreement dated March 1993 among Sugarloaf Mountain
              Corporation, Jordan Lumber Company, Warren C. Cook, H&S Land,
              Inc., Loaf Land Inc. and Clement Begin relating to Sugarloaf Land
              Partners II.*
10.86         Limited Guaranty of Payment and Performance dated as of October 3,
              1996 from ASC East to Key Bank National Association.*
10.87         Purchase and Sale Agreement dated as of August 30, 1996, among
              Waterville Valley Ski Area, Ltd., Cranmore, Inc., ASC East and
              Booth Creek Ski Acquisition Corp.*
10.88         Purchase and Sale Agreement dated as of October 16, 1996, among
              Sherburne Pass Mountain Properties, LLC, Pico Mountain Sports
              Center, LLC, Pico Mountain Operating Company, LLC, Harold L. and
              Edith Herbert, and Pico Ski Area Management Company.*
21.1          Subsidiaries of the Company***
27            Financial Data Schedule***

* - Incorporated by reference to the Company's Registration Statement (File No. 333-9763) on Form S-4 as filed with the Securities and Exchange Commission.

** - Incorporated by reference to the Company's Parent Registration Statement (File No. 333-33483) on Form S-1 as filed with the Securities and Exchange Commission.

*** - Filed herewith

(b) Reports on Form 8-K filed during the last quarter of Fiscal 1997:

      A report on Form 8-K was filed on July 15, 1997 in connection with the acquisition by ASC Utah, a corporation which is wholly-owned by the Company's parent corporation of Wolf Mountain Ski Resort. Prior to the acquisition Leslie B. Otten, holder of 96% of the outstanding Common Stock of the Company, transferred all his shares of Common Stock of the Company to the newly established parent of both the Company and ASC Utah.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASC East, Inc.

         Signature                           Title                  Date
         ---------                           -----                  ----



By   /s/ Leslie B. Otten           Chief Executive Officer      October 29, 1997
     --------------------------    (Principal Executive
                                   Officer


By   /s/ Thomas M. Richardson      Chief Financial Officer      October 29, 1997
     --------------------------    (Principal Financial and
                                   Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                           Title                  Date
         ---------                           -----                  ----



By   /s/ Leslie B. Otten           Chief Executive Officer      October 29, 1997
     --------------------------    and Director



By   /s/ Gordon Gillies            Director                     October 29, 1997
     --------------------------