Form 10-Q
period 1997-10-26
AMERICAN SKIING CO
filed 1997-12-10
CIK 1019293

United States
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTER ENDED OCTOBER 26, 1997

                        _____________________________

                       Commission File Number 333-9763
                        _____________________________

                               ASC East, Inc.
           (Exact name of registrant as specified in its charter)

       Maine                                   01-0503382
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)

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

                      Yes [X]   No [  ]

       The number of shares outstanding of each of the issuer's classes of common stock was 1,077,265 shares of common stock $.01 par value outstanding as at December 10, 1997.

                                 [PAGE]





                              Table of Contents

  Part I - Financial Information

  Item 1 Financial Statements

       Condensed Consolidated Statement of Operations
       (Unaudited) for the three months ended October 26, 1997
       and October 27, 1996 ....................................1

       Condensed Consolidated Balance Sheet
       (Unaudited) as of October 26, 1997 and July 27, 1997.....2

       Condensed Consolidated Statement of Cash Flows
       (Unaudited) for the three months ended October 26, 1997
       and October 27, 1996.......... ..........................3

       Notes to Condensed Consolidated Financial Statements
       (Unaudited)  ............................................4

  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations

       General ................................................11

       Liquidity and Capital Resources ........................11

       Changes in Results of Operations .......................13

       Changes in Financial Condition .........................14

  Part II - Other Information

       Item 6 Exhibits ........................................17

                                  [PAGE]





                       Part I - Financial Information
                                   Item 1
                            Financial Statements

  This Form 10-Q is filed by ASC East, Inc. ("ASC East") for itself and its following wholly-owned subsidiaries:

  Sunday River Skiway Corporation         Sunday River, Ltd.
  Sunday River Transportation             Perfect Turn, Inc.
  LBO Holding, Inc.                       Sugarbush Resort Holdings, Inc.
  Mountain Wastewater Treatment, Inc.     Sugarbush Leasing Company
  Sugarbush Restaurants, Inc.             Cranmore, Inc.
  Grand Summit Resort Properties, Inc.    S-K-I Limited
  Killington, Ltd.                        Mount Snow, Ltd.
  Waterville Valley Ski Area, Ltd.        Sugarloaf Mountain Corporation
  Killington Restaurants, Inc.            Dover Restaurants, Inc.
  Resort Technologies, Inc.               Resort Software Services, Inc.
  Mountainside                            Sugartech
  Deerfield Operating Company             Pico Ski Area Management Company
  SKI Insurance                           Mountain Water Company
  Killington West, Ltd.                   Club Sugarbush, Inc.

       As used herein the term the "Company" means and refers to ASC East and the subsidiary registrants listed above on a consolidated basis.

       The 12% senior subordinated notes due 2006 and 13.75% subordinated discount notes due 2007 are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception of SKI Insurance, Killington West, Ltd., Mountain Water Company, and Club Sugarbush, Inc. (the "Non-Guarantors").

                                   [PAGE]



                       ASC East, Inc. and Subsidiaries

                       Part I - Financial Information
                         Item 1 Financial Statements

               Condensed Consolidated Statement of Operations
             (In thousands, except share and per share amounts)

                               For the three months ended
                            October 26, 1997  October 27, 1996
                               (unaudited)      (unaudited)

  Net  revenues:
    Resort                          $ 13,655    $    11,728
    Real estate                          810          1,569


      Total net revenues              14,465         13,297


  Operating expenses:
    Resort                            17,533         15,034
    Real estate                          925          1,032
    Marketing, general and
     administrative                    6,540          4,792
    Depreciation and amortization      1,450          1,527

     Total operating expenses         26,448         22,385

  Loss from operations               (11,983)        (9,088)

  Interest expense                     6,707          7,514

  Net loss before benefit for
  income taxes                       (18,690)       (16,602)

  Benefit for income taxes            (7,289)        (6,309)
  Net loss                          $(11,401)   $   (10,293)

  Net loss per weighted average     $ (11.66)   $    (10.71)
  (common share outstanding note 4)

  Retained earnings, beginning
  of the period                        12,352        18,131
  Net loss                            (11,401)      (10,293)

  Retained earnings, end of period  $     951   $     7,838


  See accompanying notes to condensed consolidated financial statements.

                               [PAGE]1


                       ASC East, Inc. and Subsidiaries

                    Condensed Consolidated Balance Sheet
             (In thousands, except share and per share amounts)

                                      October 26, 1997   July 27, 1997
                                      (unaudited)


  Assets
  Current assets
    Cash and cash equivalents         $   4,574          $   2,634
    Restricted cash                       3,079              2,812
    Accounts receivable                   4,174              3,801
    Inventory                            12,102              7,282
    Prepaid expenses                      2,326              1,579
    Deferred tax assets                     422                422

        Total current assets             26,676             18,530

    Property and equipment, net         253,279            242,617
    Goodwill                             10,595             10,664
    Deferred financing costs              8,105              8,334
    Long-term investments                 3,380              3,507
    Other assets                          4,744              4,998
    Real estate developed for sale       45,478             23,540
    Due from affiliate                        -              1,260

       Total Assets                    $352,257          $313,450





                                      [PAGE]2



                       ASC East, Inc. and Subsidiaries

                    Condensed Consolidated Balance Sheet
             (In thousands, except share and per share amounts)

                                       October 26, 1997   July 27, 1997
                                         (unaudited)

  Liabilities and Shareholders' Equity
  Current liabilities
    Line of credit and current
      portion of long-term debt           $   29,736       $   33,248
    Accounts payable and other                31,483           24,857
      current liabilities
    Deposits and deferred revenue             14,360            4,379
    Demand note, shareholder                   1,933            1,933
    Due to affiliate                           3,990                -

        Total current liabilites              81,502           64,417

    Long-term debt, excluding current        236,925          196,582
      portion
    Other long-term liabilities                8,022            7,813
    Deferred income taxes                     21,085           28,514

      Total liabilities                      347,534          297,326

  Shareholders' Equity
    Common stock of $.01 per share;
    10,000,000 shares authorized
    978,300 issued and outstanding.               10               10
    Additional paid-in capital                 3,762            3,762
    Retained earnings                            951           12,352
      Total shareholders' equity               4,723           16,124

  Total liabilities and shareholders'
    equity                                $  352,257       $  313,450



  See accompanying notes to condensed consolidated financial statements.


                                      [PAGE]3



                       ASC East, Inc. and Subsidiaries

               Condensed Consolidated Statement of Cash Flows
                               (In thousands)

                                                 For the three months ended
                                             October 26, 1997  October 27, 1996
                                                (unaudited)       (unaudited)

    Net loss                                   $   (11,401)        $(10,293)
  Adjustments to reconcile net loss to
     net cash (used in) provided by operating
     activities:
    Depreciation and amortization,                   2,350           1,527
    Deferred income taxes                           (7,429)         (5,789)
    Decrease (increase) in assets:
       Restricted cash and investments held
         in escrow                                    (267)           (177)
       Accounts receivable                            (373)             71
       Inventory                                    (3,520)           (562)
       Prepaid expenses                               (747)           (457)
       Real estate developed for sale              (21,938)             -
       Other current assets                            -                85
       Other assets                                    155             904
    Increase (decrease) in liabilities:
       Accounts payable and other current            6,742           9,897
         liabilities
       Deposits and deferred revenue                 9,981           7,136
       Other long-term liabilities                     209             -
       Due to/from affiliate                         5,250             -
    Net cash flow (used in) provided by
       operating activities                        (20,988)          2,342

  Cash flows from investing activities:
    Capital expenditures                           (11,175)         (7,333)
    Additions to assets held for resale                -            (3,285)
    Payments for purchases of businesses               -            (2,492)
    Long-term investments                              127            (498)

    Net cash used in investing activities         $(11,048)     $  (13,608)



                                      [PAGE]4

                       ASC East, Inc. and Subsidiaries

         Condensed Consolidated Statement of Cash Flows (continued)
                               (In thousands)

                                             For the three months ended
                                           October 26, 1997  October 27, 1996
                                           (unaudited)         (unaudited)
  Cash flows from financing activities:
    Net proceeds from senior credit facility  $  1,189         $   -
    Payments of long-term debt                   (935)             -
    Deferred financing costs                      (50)             -
    Reductions on demand note shareholder            -             (621)
    Proceeds from long-term debt                   318           11,689
    Proceeds from construction loan             33,453             -

    Net cash provided by financing activities   33,975           11,068

    Net increase (decrease) in cash and          1,939             (198)
      cash equivalents

    Cash and cash equivalents beginning          2,634            4,087
      of period

    Cash and cash equivalents, end of period  $  4,573         $  3,889



See accompanying notes to condensed consolidated financial statements
(unaudited).















                                       [PAGE]5


                       ASC East, Inc. and Subsidiaries

          Notes to (Unaudited) Condensed Consolidated Financial Statements

               1. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 26, 1997 and July 27, 1997, the results of operations for the three months ended October 26, 1997 and October 27, 1996, and the statement of cash flows for the three months ended October 26, 1997 and October 27, 1996. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements in the Form 10-K filed with the Securities and Exchange Commission on October 30, 1997.

                In addition, certain amounts in the accompanying October 27, 1996 condensed consolidated financial statements are amended from the Form 10-Q as of and for the three month period ended October 27, 1996 filed on January 10, 1997. The Company intends to file a Form 10-Q/A no later than December 12, 1997 to reflect such changes.
          The effect of such changes in the first quarter of fiscal 1997 has an equal and offsetting effect on the Company's results of operations for the three period ended January 26, 1997, and has no net effect on the cumulative results of operations for the six month period ended January 26, 1997 and for the year ended July 27, 1997.

               2. Income Taxes. The benefit for taxes on income is based on a projected annual effective tax rate of 39%. The net deferred income tax liability includes the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

               3. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business which is the development and operation of ski resorts.

               4. Net Income per Common Share. Net income per common share figures are based on the weighted average shares outstanding during the first quarter of fiscal 1998 and 1997 of 978,300.

               5. Acquisitions. The Company purchased the Pico Mountain Ski Resort ("Pico") on December 9, 1996. This resort is located in Sherburne, Vermont in close proximity to the Killington resort. The purchase price of Pico was comprised of $2,909,000 in cash and $1,626,000 in present value of contingent liabilities which are based upon the occurrence of certain future events relating to the development and growth of the resort.

               6.  Reclassifications.  Certain amounts in
          the prior unaudited condensed consolidated financial statements have been reclassed to conform to the current presentation.

               7. Subsequent events. On November 6, 1997, the Company's parent corporation, American Skiing Company ("Parent") completed an initial public offering of its common stock and received total proceeds of $265.5 million. The Parent subsequently invested
          $35.6 million into the Company to purchase 98,965 shares of common stock. The proceeds from the sale of stock to the Parent will be used to retire the Company's 13 3/4% subordinated notes due 2007 the "Subordinated Notes". The early retirement of the Subordinated Notes will result in an extraordinary loss of $4.4 million which will be incurred and reported in the second quarter of fiscal 1998.

               On November 12, 1997, the Company entered into a new senior secured credit agreement . The new senior credit agreement represents one component of a two-part, $215 million senior credit facility established for the Parent, of which $75 million is allocated to the Company. The Company is not obligated on the second $140 million component. The Company's facility is, however, guaranteed by the Parent. The existing credit agreement was retired with proceeds from the new credit agreement. Early retirement of the existing credit agreement
          will result in an extraordinary loss of   $1,628,000 in the
          second quarter of fiscal 1998.

               8. Guarantors of Debt. The 12% Senior Subordinated Notes and Subordinated Notes are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception of Grand Summit Resort Properties, Inc., SKI Insurance Company, Killington West, Ltd., Mountain Water Company and Club Sugarbush, Inc., (the "Non-Guarantors"). Prior to the Acquisition and issuance of the Notes and Subordinated Notes on June 28, 1996, the bank loan agreements were collateralized by virtually all of the assets of the companies comprising the Company. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantees are fully, unconditional, and joint and several. The guarantor information for the quarter ended October 26, 1997, is as follows:

                                         [PAGE]6

  Statement of Operations for the three months ended October 26, 1997
  (In thousands)

                                                             Non-
                                            Guarantor      Guarantor   Eliminating    Consolidated Total
                             ASC East     Subsidiaries   Subsidiaires    Entries          ASC East
   Net revenues:
        Resort               $   759      $ 12,807       $   422       $  (333)       $ 13,655
        Real estate               -            330           480            -              810

   Total net revenues            759        13,137           902          (333)         14,465

   Operating expenses:
        Resort                   355        17,121           390          (333)         17,533
        Real estate               -            233           692            -              925
        Marketing, general
         and administrative    1,932         4,606             2            -            6,540
        Depreciation and
         amortization            447         1,001             2            -            1,450

   Total operating expenses    2,734        22,961         1,086          (333)         26,448

   Loss from operations       (1,975)       (9,824)         (184)           -          (11,983)

   Interest expense            5,897           704           106            -            6,707

   Net loss before
    benefit for income taxes  (7,872)      (10,528)         (290)           -          (18,690)

   Benefit for income taxes   (2,965)       (4,211)         (113)           -           (7,289)

   Net loss                  $(4,907)      $(6,317)         (177)      $    -          (11,401)



                                     [PAGE]7


                       ASC East, Inc. and Subsidiaries




Balance Sheet as of October 26, 1997
(in thousands)

                                                                    Non-                     Consolidated
                                                  Guarantor       Guarantor    Eliminating       Total
                                   ASC East     Subsidiaries    Subsidiaries      Entries      ASC East
Assets

Current assets

Cash and cash equivalents          $     18     $   1,362       $  3,193           -         $   4,573
Restricted cash                        -              624          2,455           -             3,079
Accounts receivable                     383         3,560          1,515        (1,284)          4,174
Inventory                               391        11,711             -            -            12,102
Prepaid expenses                        388         1,361            577           -             2,326
Deferred tax assets                    -              422             -            -               422
Investment in subsidiaries          120,118       138,800             -       (258,918)            -

Total current assets                121,298       157,840          7,740      (260,202)         26,676

Property and equipment, net           2,309       247,193          3,777           -           253,279
Goodwill                             10,595           -              -             -            10,595
Deferred financing costs              8,105           -              -             -             8,105
Long-term investments                  -              -            3,380           -             3,380
Other assets                           -            4,744            -             -             4,744
Real estate developed for sale         -            1,394         44,084           -            45,478

Total assets                       $142,307       411,171         58,981      (260,202)        352,257

Liabilities and Shareholders'
Equity

Current liabilities
Line of credit and current
  Portion of long-term debt        $ 25,255     $   3,831       $    650            -           29,736
Accounts payable and other
  current liabilities                 6,192        25,487          1,096        (1,292)         31,483
Deposits and deferred Revenue           730        11,164          2,466            -           14,360
Demand note, shareholder                  -         1,933            -              -            1,933
Due to affiliate                    (52,236)       72,677        (16,451)           -            3,990

Total Current Liabilities           (20,059)      115,092        (12,239)       (1,292)         81,502

Long-term debt, excluding
  current portion                   170,753        29,057         37,115            -          236,925
Other long-term liabilities             298         3,536          4,188            -            8,022
Deferred income taxes               (11,668)       33,635           (882)           -           21,085

Total liabilities                   139,324       181,320         28,182        (1,292)        347,534

Shareholders' Equity
Common stock                             10           181              2          (183)             10
Additional paid-in capital            3,762       209,876         30,383      (240,259)          3,762
Retained earnings                      (789)       19,794            414       (18,468)            951

Total shareholders' equity            2,983       229,851         30,799      (258,910)          4,723

Total liabilities and
  Shareholders' equity             $142,307     $ 411,171       $ 58,981      (260,202)        352,257

                                   [PAGE]8

  Statement of Cash Flows for the three months ended October 26, 1997 (In thousands)


                                                            Non-                      Consolidated
                                            Guarantor      Guarantor    Eliminating      Total
                              ASC East     Subsidiaries   Subsidiaries    Entries       ASC East
   Cash flows from
    operating activities:


   Net loss                   $ (4,907)    $  (6,317)     $  (177)      $    -        $ (11,401)

   Adjustments to reconcile
     net loss to net cash
     (used in) provided by
     operating activities

   Depreciation and
     amortization              1,285         1,063            2           -             2,350
   Deferred income taxes      (2,965)       (4,211)        (253)          -            (7,429)

   Decrease (increase) in
     assets
   Restricted cash                  -           (250)         (17)          -              (267)
   Accounts receivable            (243)            3         (464)         331             (373)
   Inventory                      (107)       (3,413)           -           -            (3,520)
   Prepaid expenses                (20)         (772)          45           -              (747)
   Real estate developed for
     sale                           -           (472)      (21,466)         -           (21,938)
   Other assets                    250           (95)            -          -               155

   Increase (decrease) in
     liabilities

   Accounts payable and
     other current               4,110         7,542       (4,579)        (331)           6,742
     liabilities
   Deposits and deferred
    revenue                        192         9,780            9           -             9,981
   Other long-term liabilities    (194)          413          (10)          -               209

   Due to/from affiliate        2,441         7,517       (4,708)          -             5,250

   Net cash flows (used in)
     provided by operating
     activities                   (158)       10,788       (31,618)          -          (20,988)

   Cash flows from
    investing activities:

   Capital expenditures           (981)      (10,194)         -             -           (11,048)
   Long-term investments            -            -            127           -               127

   Cash flows used in provided
    by for investing activities   (981)      (10,194)         127           -           (11,048)

   Cash flows from
    financing activities:

   Net proceeds from
    senior credit facility         1,189         -            -             _            1,189
    Payments of long-term debt       -          (931)         (4)           -             (935)

   Deferred financing costs         (50)         -             -            -              (50)
   Proceeds from long-term debt      -           318           -            -              318
   Proceeds from construction
     loan                            -             -         33,453         -            33,453
   Cash flows provided by (used
    in) for financing activities    1,139        (613)      33,449           -           33,975

   Net (decrease) increase
     in cash and cash equivalents    -           (19)       1,958           -            1,939

   Cash and cash equivalents,
     beginning of period              18       1,381       1,235            -            2,634

   Cash and cash equivalents,
     end of period                    18       1,362       3,193            -            4,573













                                      [PAGE]9



                       ASC East, Inc. and Subsidiaries



                                   Item 2
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

                                       General


               Set forth below is management's discussion and analysis of (i ) the liquidity and capital resources of the Company (ii) changes in financial condition of the Company, from the end of the 1997 fiscal year through the quarter ended October 26, 1997, and (iii) the results of operations for the first quarter of fiscal 1998 as compared to the corresponding quarter of fiscal 1997.

                           Liquidity and Capital Resources



               The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company's primary sources of liquidity are cash flow from operations of its subsidiaries, borrowings under the Company's senior credit facility and equity infusion
          from the Parent.   Capital expenditures associated with real
          estate development are funded through construction financing facilities established for each major real estate development project.

               The Company established a New Credit Facility on November
          12, 1997 (the "New Credit Facility").  As of October 26, 1997
          there was $56 million outstanding under the prior credit
          facility, leaving availability under the facility of $5 million.
          The New Credit Facility is a portion of a combined facility provided to and guaranteed by the Parent. The Company's obligations under the senior credit facility are limited to the
          $75 million portion of the facility available to the Company.
          The financial convents (excepting the leverage test) are,
          however, applied on a consolidated basis with the Parent.  The
          New Credit Facility for the Company consists of a six year revolving credit facility in the amount of $45 million and an eight year term facility in the amount of $30 million. The New Credit Facility facility will be subject to an annual 30 day clean down requirement to an outstanding balance of not more than the available revolving credit amount in effect at such time less $25 million. For the year ended July 26, 1998 the clean down requirement will be an
          outstanding balance of not more than $10 million.   The maximum
          availability under the revolving facility will reduce over the term of the facility by certain prescribed amounts. The term facility amortizes at a rate of approximately 1.0% of the principal amount for the first six years with the remaining


                                          [PAGE]10



                           ASC East, Inc. and Subsidiaries

          portion of the principal due in two substantially equal installments in years seven and eight.


               Beginning in July 1999, the New Credit Facility is expected to require certain mandatory prepayments from excess cash flows. In no event, however, will such mandatory prepayments reduce the Company's revolving facility commitment below $35 million. The New Credit Facility is expected to be secured by substantially all the assets of the Company, except Grand Summit Resort Properties, Inc., which is not a borrower under the New Credit Facility. The New Credit Facility is expected to contain affirmative, negative and financial covenants customary for this type of senior credit facility including maintenance of customary financial ratios. Compliance with financial covenants will be determined on a consolidated basis notwithstanding the bifurcation of the New Credit Facility into facilities for the Company and the Parent's other subsidiaries, with the exception of a leverage test.

               The Company's principal real estate development projects, Grand Summit Hotels at its Sunday River, Attitash/Bear Peak, Killington and Mount Snow resorts ("Projects") are undertaken through an unrestricted subsidiary of the Company, Grand Summit Resort Properties, Inc. The projects have been financed through a construction loan facility entered into on August 1, 1997. The construction loan facility is not an obligation of the Company. Recourse on this facility is limited to its Grand Summit Resort Properties, Inc. subsidiary. The facility is a customary construction lending facility allowing for periodic draw down as construction progresses. Each advance is subject to certain conditions, including Grand Summit Resort Properties, Inc. subsidiary obtaining certain levels of preconstruction sales. Interest on the loan will accrue at the prime rate established by Chase Manhattan Bank as of the first day of each month, plus 1.5%, but will not accrue at less than 9.25% per annum. The loan will be secured by (i) a first mortgage on the hotel resort properties, (ii)any interests that the Company may have in purchased quartershare units, including sales contracts, and
          (iii) security interests in substantially all the assets of Grand Summit Resort Properties, Inc. Interest on the loan is due and payable monthly in arrears. Principal will be repaid on the following basis: (i) as quartershare sales close at the Attitash project for an amount equal to 85% of the sales proceeds payable in connection with the sale; (ii) as quartershare sales close at the Jordan Bowl, Killington and Mount Snow projects, an amount equal to 80% of the sales proceeds payable in connection with the sale; (iii) an amount equal to the rental payments received by the Grand Summit Resort Properties, Inc. subsidiary from the Company for the lease of the Projects (aggregating $193,000 per month); and (iv) other amounts upon the aggregate of original or outstanding advances exceeding certain construction costs and quartershare sales levels; provided, however, that the construction loan facility will mature at the end of December,


                                          [PAGE]11



                           ASC East, Inc. and Subsidiaries

          2000. This facility has been used to fund the $21.9 million capital expenditures related to project construction. With a total availability of $55 million it is anticipated that this facility, together with funds invested by the Company, will be sufficient to fund the projects under construction.

               The Parent, American Skiing Company, closed on its initial public offering on November 12, 1997 and purchased common stock in the Company in the amount of approximately $35.6 million. The proceeds will be use to redeem the Company's 13 /% subordinated discount notes due 2007 for an aggregate redemption price of
          approximately $27.7 million.   These notes will be redeemed on
          December 30, 1997. The proceeds were also used to repay approximately $7.7 million of a subsidiary's outstanding debt in connection with the closing of the Parent's initial public offering .

               During the first quarter of fiscal 1998 the Company used $21.0 million for operations, including $21.9 million which was used for the construction of the Projects, which are classified as real estate developed for resale. The estimated completion dates on these hotels will be the second and third quarter of
          fiscal 1998.   Net cash from operations excluding the Project
          construction expenditures, was a positive $.9 million.

               Management believes cash flow from second and third quarter operations, combined with borrowings under its senior credit facility, will be sufficient to meet its operating and capital requirements for the remainder of fiscal 1998 and the first and second quarter of fiscal 1999.

              Management Discussion and Analysis of Financial Condition
                              and Results of Operations

               The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the July 27, 1997 Form 10-K and the consolidated financial statements as of July 27, 1997 and October 26, 1997, and for the three month period ended October 26, 1997 and October 27, 1996, included in Part 1 of the Form 10-Q, which provide additional information regarding financial condition and operating results.


                          Changes in Results of Operations


          Changes for the First Quarter of Fiscal 1998 compared to the First Quarter of Fiscal 1997.

               1.  Resort Revenues.    Resort revenues increased $1.9
          million (16.4%) from $11.7 million for the quarter ended October 27, 1996 to $13.6 million for the quarter ended October 26, 1997. This increase resulted primarily from: (i) $1.2 million increase


                                          [PAGE]12



                           ASC East, Inc. and Subsidiaries

          in retail sales from the purchase of two retail operations with locations in Vermont, New Hampshire, and Maine; (ii) $.3 million increase from the operation of the Attitash/Bear Peak Grand Summit Hotel, which was not completed until April, 1997; and
          (iii) $.4 million increase from the existing operations of the Company.

               2.  Real Estate Revenues    Real estate revenues decreased
          from $1.6 million for the quarter ended October 27, 1996 to $.8 million for the quarter ended October 26, 1997, a decreased of $.8 million or 48.4%. $1.6 million of the decrease was attributable to a reduction in sales of Locke Mountain townhouses at Sunday River Ski Resort as that project nears completion. Six units were sold in the first quarter of fiscal 1997 at an average price of $261,000, while no units were closed in the first quarter of fiscal 1998. It is anticipated the conclusion of that project will result in 12 townhouses being constructed and closed in fiscal 1998 the same number as in fiscal 1997. In the first quarter of fiscal 1998, the Company sold $.5 million of the Attitash/Bear Peak Grand Summit Hotel quarter share units. The hotel was completed in April 1997 and therefore no units were sold in the first quarter of fiscal 1997.

               3. Cost of Resort Operations.   Cost of resort operations
          increased from $15 million for the quarter ended October 27, 1996 compared to $17.5 million for the quarter ended October 26, 1997, a $2.5 million increase or 16.6%. This increase resulted primarily from: (i) $1.4 million increase in costs related to new retail operations which include certain costs associated with the start up of the new retail locations; (ii) $.4 million of costs related to the operation of the Attitash/Bear Peak Grand Summit Hotel and: (iii) $.7 million increase from the existing operations of the Company.

               4.  Cost of  Real Estate Operations   Cost of real estate
          operations decreased from $1.0 million for the quarter ended October 27, 1996 to $.9 million for the quarter ended October 26, 1997. The decrease is primarily attributable to the difference in sales between the two periods and the operational costs of Grand Summit Resort Properties, Inc..

               5. Marketing, General and Administrative Marketing, general and administrative costs increased from $4.8 million for the quarter ended October 27, 1996 to $6.5 million for the quarter ended October 26, 1997, a $1.7 million increase or 36.5%. The primary reason for the increase was the establishment of ASC corporate offices, increased costs associated with coordinating the activities of the various resorts and increased marketing costs associated with the new Edge card program and direct to lift access.

               6. Interest Expense.   Interest expense decreased $.8
          million from the first quarter of fiscal 1997 compared to the first quarter of fiscal 1998. The decrease is primarily due to


                                          [PAGE]13



                           ASC East, Inc. and Subsidiaries

          prepayment penalties incurred in the first Quarter of fiscal 1997 for the repayment of certain long-term debt.


                           Changes in Financial Condition
                     October 26, 1997 Compared to  July 27, 1997

               1. Cash and Cash Equivalents. Cash and cash equivalents increased $1.9 million. This increase was attributable to the timing of funding the Company's Grand Summit Resort Properties, Inc. subsidiary's construction projects. Grand Summit Resort Properties, Inc.'s construction financing facility supplies cash that is temporarily held for deposit before the funds are disbursed for construction costs.

               2. Inventory. Inventory increased $4.8 million, an increase of approximately 66% from July 27, 1997. Approximately $4.2 million of the increase was attributable primarily to the Company increasing its retail operations: (i) the addition of a retail location at the base of the Killington resort; (ii) the purchase of a retail business that includes stores in North Conway, New Hampshire and Freeport, Maine; and (iii) the
          development of retail stores at several of its resorts.   The
          remainder of the increase in inventory is attributable to the Company's normal operating cycle as its resorts prepare for the ski season.

               3. Prepaid Expenses. Prepaid expenses increased $.7 million which is due to the normal operating cycle of the Company.

               4. Property & Equipment. Property and equipment, net increased $10.7 million from July 27, 1997. The increase in property and equipment is attributable to the Company's significant commitment to capital improvements at all its resorts. The improvements include several new lifts, significant upgrades in snowmaking at certain resorts, and many other improvements for the 1997/1998 and future ski seasons.

               5. Real Estate Developed for Resale. Real estate developed for resale increased approximately $22 million. The increase is attributable primarily to the construction of three Grand Summit hotels at the Company's Killington, Mount Snow, and Sunday River resorts. The hotels are expected to begin operations during the 1997/1998 ski season.

               6. Current Portion of Long-term Debt. Current portion of long-term debt decreased $3.5. The decrease is due to $4.5 million of current debt related to the construction of the Attitash Grand Summit hotel that was repaid subsequent to July 27, 1997.

               7.  Accounts Payable and Accrued Expenses.    Accounts
          payable and accrued expenses increased $6.6 million, or 26.7% at


                                         [PAGE]14



                           ASC East, Inc. and Subsidiaries

          October 26, 1997 as compared to July 27, 1997.   The increase in
          accounts payable and accrued expenses was due to: (i) an approximate $7.3 million increase in short term payables due to capital projects and preparation for the ski season; (ii) an increase in accrued interest of $3.6 million related to the Company's 12% senior subordinated debentures, and; (iii) a decrease of $4.5 million related to the timing of construction contract billings for the Projects.

               8.  Deposits and Deferred Revenues.   Deposits and deferred
          revenues increased approximately $10 million, or 228% at October 26, 1997 as compared to July 27, 1997. The increase in deferred revenues is attributable primarily to pre-season sales of season passes and multiple day ticket products for the 1997/1998 ski season. The remainder of the increase is due to lodging deposits for the 1997/1998 ski season.

               9.  Due to Affiliate.   Due to affiliate increased $5.2
          million. This advance was from the Parent American Skiing Company and was primarily used for operations and capital investment at the Company. The majority of the increase is due to an advance of $4.1 million to Grand Summit Resort Properties, Inc. for hotel construction. The remaining $1.1 million was advanced to Company and used for capital and operations.

               10. Long-term Debt. Long-term debt increased $40.3 million, or 21% at October 26, 1997 as compared to July 27, 1997. The increase in long-term debt is principally attributable to: (i) $37.1 drawn down under the Grand Summit Resort Properties, Inc. construction loan facility to fund Project construction; (ii) a new $1 million note established in connection with Killington's purchase of its new retail operation; and (iii) $.9 million of original issue discount amortization on the senior and junior subordinated debentures. The remaining increase is attributable to the increase in the Company's senior credit facility for normal operating purposes.

               11. Deferred Income Taxes. Deferred income taxes decreased $7.4 million which is attributable to the Company's income tax benefit generated by the loss incurred during the months ended October 26, 1997.

               12. Retained Earnings. Retained earnings decreased $11.4 million representing the Company's net loss for the three months ended October 26, 1997.











                                          [PAGE]15





                             Part II - Other Information
                            Item 2 Changes in Securities

               In conjunction with the Parent's initial public offering, the Company amended the terms of its 12% Senior Subordinated Notes due 2006 to permit the consummation of the offering without requiring the Company to make a "Change of Control Offer" as defined in the indenture relating to the notes. The amendment was effected through a successful solicitation of consent of bondholders to the amendment.


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


                                     ASC EAST, INC.


  Date:  December 10, 1997        /s/ Thomas M. Richardson

                                     Thomas M. Richardson
                                  Senior Vice President Finance
                                      Chief Financial Officer
                                (Principal Financial and Accounting Officer)

  Date:  December 10, 1997         /s/ Christopher E. Howard

                                     Christopher E. Howard
                                   Chief Administrative Officer and
                                          General Counsel
                                     (Duly Authorized Officer)





                                           PAGE[16]