Form 10-Q/A
period 1996-10-27
AMERICAN SKIING CO
filed 1997-12-16
CIK 1019293

United States
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q/A

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

             (Original 10-Q filed under American Skiing Company)
   (Former name, former address and former fiscal year, if changed since last report.)

       Indicated by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]   No [  ]

       The number of shares outstanding of each of the issuer's classes of common stock was 978,300 shares of common stock $.01 par value outstanding as at October 27, 1996.

                                  [PAGE]


                       ASC East, Inc. and Subsidiaries


                              Table of Contents

  Part I - Financial Information ..............................1

  Item 1. Financial Statements  ...............................2

       Condensed Consolidated Statement of Operations
       (Unaudited) for Three Months Ended October 27, 1996
       and October 29, 1995 ...................................2

       Condensed Consolidated Balance Sheet
       (Unaudited) as of October 27, 1996 and July 28, 1996.....3

       Condensed Consolidated Statement of Cash Flows
       (Unaudited) for Three Months Ended October 27, 1996
       and October 29, 1995 ....................................5


       Notes to Condensed Consolidated Financial Statements
       (Unaudited) .............................................7

  Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operation .....................11

       General ................................................11

       Liquidity and Capital Resources ........................20

       Changes in Results of Operations .......................21

       Changes in Financial Condition .........................22

  Part II - Other Information .................................24

       Item 6 Exhibits ........................................24






















                                      i[PAGE]


                       ASC East, Inc. and Subsidiaries


                       Part I - Financial Information
                                   Item 1
                            Financial Statements

  This Form 10-Q/A is filed by the ASC East Inc. for itself and its following wholly-owned subsidiaries:

  Sunday River Skiway Corporation         Sunday River, Ltd.
  Sunday River Transportation             Perfect Turn, Inc.
  Grand Summit Resort Properties, Inc.    Sugarbush Resort Holdings, Inc.
  Mountain Wastewater Treatment, Inc.     Sugarbush Leasing Company
  Sugarbush Restaurants, Inc.             Cranmore, Inc.
  LBO Hotel Co.                           S-K-I Limited
  Killington, Ltd.                        Mount Snow, Ltd.
  Waterville Valley Ski Area, Ltd.        Sugarloaf Mountain Corporation
  Killington Restaurants, Inc.            Dover Restaurants, Inc.
  Resort Technologies, Inc.               Resort Software Services, Inc.
  Mountainside                            Sugartech
  Deerfield Operating Company             Pico Ski Area Management Company
  Killington West, Ltd.                   Mountain Water Company
  Ski Insurance                           Club Sugarbush


       As used herein the term the "Company" means and refers to ASC East, Inc. and the subsidiary registrants listed above on a consolidated basis.

       The 12% senior subordinated notes due 2006 and the 13 3/4% subordinated discount notes due 2007 are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception of Ski Insurance, Killington West, Ltd., Mountain Water Company, and Club Sugarbush, Inc. (the Non-Guarantors)
























                                      1[PAGE]


                       ASC East, Inc. and Subsidiaries


                       Part I - Financial Information
                        Item 1. Financial Statements

               Condensed Consolidated Statement of Operations
             (In thousands, except share and per share amounts)

                                        For the three months ended
                                      October 27, 1996  October 29, 1995

                                        (Unaudited)     (Unaudited)
Net revenues
   Resort                                $11,728        $4,490

   Real estate                             1,569           387


      Total net
revenues                                  13,297         4,877

Operating expenses
         Resort                           15,034         5,315
         Real estate                       1,032           261
         Marketing,general and
         administrative                    4,792         2,537
         Depreciation and
         amortization                      1,527           327

            Total operating expenses      22,385         8,440

Loss from operations                      (9,088)       (3,563)

     Interest expense                      7,514          670


Net loss before benefit for
income taxes                             (16,602)       (4,233)

Benefit for income taxes                  (6,309)         (119)

Net loss                                 (10,293)       (4,114)


Net loss per weighted average
common share outstanding,
(note 6)                                 $(10.52)

Retained earnings, beginning
of the period                            $18,131        $28,726
Distributions                                -             (342)
Net loss                                 (10,293)        (4,114)

Retained earnings, end                    7,838         24,270
of period




See accompanying notes to condensed consolidated financial statements.



                                      2[PAGE]


                       ASC East, Inc. and Subsidiaries



                    Condensed Consolidated Balance Sheet
             (In thousands, except share and per share amounts)

                                      October 27, 1996   July 28, 1996
                                      (Unaudited)

  Assets

  Current assets
     Cash and cash equivalents          $ 3,889          $  4,087

     Restricted cash                     14,674            14,497
     Accounts
     receivable                           2,387             2,458
     Income taxes receivable              8,366               -
     Inventory                            5,587             5,025
     Assets held for resale              15,785            14,921
     Prepaid expenses                     3,828             3,371
     Other current assets                 2,890             2,975

                Total current assets     57,406            47,334


     Property and equipment, net        233,582           227,470
     Long-term investments                4,841             4,343
     Goodwill                             6,498             6,540
     Deferred
     financing costs                      7,647             7,911
     Other assets                         6,651             5,134


  Total assets                         $316,625          $298,732




                                      3[PAGE]


                       ASC East, Inc. and Subsidiaries



                    Condensed Consolidated Balance Sheet
             (In thousands, except share and per share amounts)


                                  October 27, 1996  July 28,1996
                                      (Unaudited)

  Liabilities and Shareholders' Equity
  Current liabilities
    Line of credit and current
    portion of long-                     $ 34,671   $ 22,893
    term debt
    Accounts payable and
    other current liabilities              16,547     13,406
    Income taxes payable                      630        671
    Demand note,
    shareholder                             4,754      5,375
    Deposits and deferred revenue          10,677      3,541
    Accrued interest                        4,708      1,491
    Other accrued expenses                  5,240      1,660

           Total current liabilities       77,227     49,037

    Long-term debt, excluding current
    portion                               189,152    187,827
    Deferred income taxes                  33,272     30,695
    Minority interest                        -         2,492
    Other long-term liabilities             5,364      6,778

             Total liabilities            305,015    276,829

  Shareholders'Equity
    Common stock, par value
    $.01 per share;
    10,000,000 shares
    authorized; 978,300
    shares issued and
    outstanding                             10            10
    Additional paid in
    capital                               3,762        3,762
    Retained earnings                     7,838       18,131

            Total shareholders'equity    11,610       21,903


  Total liabilities and
  shareholders' equity                 $316,625     $298,732




  See accompanying notes to condensed consolidated financial statements.



                                      4[PAGE]


                       ASC East, Inc. and Subsidiaries


               Condensed Consolidated Statement of Cash Flows
                               (In thousands)

                                             For the three months ended
                                            October 27, 1996   October 29, 1995
  Cash flows from operating activities:       (Unaudited)        (Unaudited)

  Net loss                                     $ (10,293)        $   (4,114)

  Adjustments to reconcile net loss to net
  cash
  provided by operating activities:
  Depreciation and amortization                    1,527                327
  Deferred income taxes                           (5,789)                 -

  Decrease (increase) in assets:
  Restricted cash                                   (177)                 -

  Accounts receivable                                 71                147
  Inventories                                       (562)              (487)
  Assets held for resale                                               (166)
  Prepaid expenses                                  (457)              (628)
  Other current assets                                85                  -

  Other assets                                       904                  -

    Increase (decrease) inliabilities:
  Accounts payable                                 3,141              1,143
  Income taxes payable                               (41)              (443)
  Deposits and deferred revenue                    7,136              2,595
  Accrued interest                                 3,217                  -

  Other accrued expenses                           3,580              2,617
  Net cash flow provided by

   operating activities                            2,342                991

  Cash flows from investing activities:

  Capital expenditures                            (7,333)            (8,793)
  Additions to Assets held for resale             (3,285)            (1,523)
  Purchase of ski resort minority
  interest                                        (2,492)                 -
  Long-term investments                             (498)                 -
  Other                                                                   2

  Net cash used in investing activities        $ (13,608)        $  (10,314)







                                      8[PAGE]


                       ASC East, Inc. and Subsidiaries



         Condensed Consolidated Statement of Cash Flows (continued)
                               (In thousands)


                                                 For the three months ended
                                            October 27, 1996  October 29, 1995
                                               (Unaudited)        (Unaudited)

   Cash flows from financing activities:


  Reductions in note payable to
    shareholder                                   (621)                   -
  Distributions to shareholder                      -                  (342)
  Additions to long-term debt                    11,689               9,637


  Net cash provided by financing
  activities                                     11,068               9,295


  Net increase (decrease) in cash and cash
  equivalents                                     (198)                (28)
  Cash and cash equivalents,  beginning of
  period                                          4,087              1,671



  Cash and cash equivalents,  end of
  period                                        $ 3,889            $ 1,643





  See accompanying notes to condensed consolidated financial statements.




                                      6[PAGE]

                       ASC East, Inc. and Subsidiaries



            Notes to Condensed Consolidated Financial Statements

       1. Amendments to 10-Q: During the process of compiling the information required to file the10-Q as of and for the three months ended October 26, 1997, certain adjustments and reclassifications were made to the previously filed information in the 10-Q as of and for the three
 months ended October 27, 1996.   The following schedule shows the effects
 on the information as originally stated and filed:


   Restatement of the statement of operations for the three months ended October 27, 1996
         (In thousands)

                                      Amounts as
                                  originally stated           Reclassifications    Purchase    Correction        Amounts as
                                in the October 27, 1996                           Accounting    clerical         restated in
                                10-Q filed with the SEC                           Adjustment      error        the 10-Q filed
                                    on 10-Jan-97                                                            with the SEC 10-Dec-97



   Net revenues:
        Resort                    11,541                      $ (3,076)            $ (1,037)   $ 4,300      $ 11,728
        Real estate                1,569                                                                       1,569
                                  13,110                        (3,076)              (1,037)     4,300        13,297

   Operating expenses:
        Resort                    19,319                        (3,076)              (1,209)                  15,034
        Real estate                1,032                                                                       1,032
        Marketing, general
        and administrative         5,405                                               (613)                   4,792
        Depreciation
         and amortization          1,527                                                                       1,527
         Total operating
           expenses               27,283                        (3,076)              (1,822)                 (22,385)

     Income (loss) from
     operations                  (14,173)                            -                  785      4,300        (9,088)

    Interest expense               7,593                                                (79)                   7,514

  Net income  (loss)
    before provision for
    income taxes                 (21,766)                            -                  864      4,300       (16,602)

   Provision for income           (8,271)                                               328      1,634        (6,309)
    (benefit)

   Net income (loss)             (13,495)                            -                  536      2,666       (10,293)
   Net income (loss) per
   weighted average
   common share outstanding       (13.79)                            -                 0.55       2.72        (10.52)

   Retained earnings,
   beginning of period             18,131                                                                     18,131
   Net loss                       (13,495)                                             536       2,666       (10,293)

  Retained earnings,
  end of period                 $   4,636                     $      -             $    36     $ 2,666     $   7,838


                                  7[PAGE]

            Notes to Condensed Consolidated Financial Statements


  Restatement of Condensed Consolidated Balance Sheet as of October 27,
  (In thousands, except share and per


                                      Amounts as
                                  originally stated           Reclassifications    Purchase    Correction        Amounts as
                                in the October 27, 1996                           Accounting    clerical         restated in
                                10-Q filed with the SEC                           Adjustment      error        the 10-Q filed
                                    on 10-Jan-97                                                            with the SEC 10-Dec-97

  Assets

  Current assets
  Cash and cash  equivalents    $  3,889                      $                   $            $            $   3,889
  Restricted cash                 14,674                                                                       14,674
  Accounts receivable              2,387                                                                        2,387
  Income taxes receivable          8,366                                                                        8,366
  Inventory                        5,587                                                                        5,587
  Assets held for resale          14,921                                             864                       15,785
  Prepaid expenses                 3,828                                                                        3,828
  Other current assets             2,890                                                                        2,890
        Total current assets      56,542                                             864                       57,406


  Property and equipment net     233,582                                                                      233,582
  Long-term investments            4,841                                                                        4,841
  Goodwill                         6,498                                                                        6,498
  Deferred financing costs         7,647                                                                        7,647
  Other assets                     6,651                                                                        6,651
     Total Assets                315,761                      $  -                $  864       $  -         $ 316,625

                                   [PAGE]8


  Restatement of Condensed Consolidated Balance Sheet as of October
  (In thousands, except share and per share


                                                 Amounts as
                                             originally stated        Reclassifications    Purchase    Correction    Amounts as
                                           in the October 27, 1996                        Accounting    clerical    restated in
                                           10-Q filed with the SEC                        Adjustment      error    the 10-Q filed
                                               on 10-Jan-97                                                         with the SEC
                                                                                                                    10-Dec-97


  Liabilities and shareholders' current
    liabilities
  Line of credit and current portion
    of long- term debt                         $   34,671                $  -                $  -         $  -         $  34,671
  Accounts payable and other                                                                                                   -
  current liabilities                              16,547                                                                 16,547
  Income taxes payable                                630                                                                    630
   Demand note, shareholder                          4,754                                                                 4,754
  Deposits and deferred revenue                    14,977                                                   (4,300)       10,677
  Accrued interest                                  4,708                                                                  4,708
  Other accrued expenses                            5,240                                                                  5,240

  Total current liabilities                        81,527                   -                   -         $ (4,300)    $  77,227

  Long-term debt, excluding
   current portion                                189,152                                                                189,152
  Deferred income taxes                            31,310                                        328         1,634        33,272
  Minority interest
  Other long-term liabilities                       5,364                                                                  5,364
    Total liabilities                             307,353                   _                    328        (2,666)      305,015

  Shareholders'Equity
  Common stock, par
  value $.01 per share;
  10,000,000 shares authorized;
  978,300 outstanding
    shares issued and outstanding                      10                                                                     10
  Additional paid in capital                        3,762                                                                  3,762
  Retained earnings                                 4,636                                        536         2,666         7,838
    Total shareholders' equity                      8,408                   -                    536         2,666        11,610

  Total liabilities and shareholders'          $  315,761                $  _                $   864      $    -       $ 316,625

                                      9[PAGE]


                       ASC East, Inc. and Subsidiaries


            Notes to Condensed Consolidated Financial Statements


  Restatement of Condensed Consolidated Statement of Cash Flows
            ended October 27, 1996
       (Unaudited)
    (In thousands)


                                               Amounts as
                                           originally stated         Reclassifications    Purchase    Correction   Amounts as
                                         in the October 27, 1996                         Accounting    clerical    restated in
                                        10-Q filed with the SEC                          Adjustment      error     the 10-Q filed
                                             on 10-Jan-97                                                          with the SEC
                                                                                                                   on 10-Dec-97


  Cash flows from operating activities

  Net loss                               $  (13,495)                                       $     536    $   2,666    $   (10,293)

  Adjustments to reconcile net loss
    to net cash (used in) provided by
    operating activities:
  Depreciation and amortizaiton               1,527                                                                        1,527
  Deferred income taxes                         615                        (8,366)               328        1,634         (5,789)
  Decrease (increase) in assets:
  Restricted cash                              (177)                                                                        (177)
  Accounts receivable                            71                                                                           71
  Income taxes recevied                      (8,366)                        8,366                                              -
  Inventories                                  (562)                                                                        (562)
  Assets held for resake                          -                           -                                                -
  Prepaid expenses                             (457)                                                                        (457)
  Other current assets                           85                                                                           85
  Other assets                                  904                                                                          904
  Increase (decrease) in liabilities:
  Accounts payable                            3,141                                                                        3,141
  Income taxes payable                          (41)                                                                         (41)
  Deposits and deferred revenue              11,436                                                        (4,300)         7,136
  Accrued interest                            3,217                                                                        3,217
  Other accrued exepenses                     3,580                                                                        3,580
  Net cash flow (used in) provided
    by operatiing activities                  1,478                           -                  864          -            2,342

  Cash flows from investing activities:

  Capital expenditures                       (7,333)                                                                      (7,333)
  Additions to Assets held for resale        (2,421)                                                                      (3,285)
  Purchase of ski resort minority
    interest                                 (2,492)                                            (864)                     (2,492)
  Long-term investments                        (498)                                                                        (498)
  Other                                                                                                                        -
  Net cash used in investing
    activities                           $  (12,744)                   $       -           $    (864)   $       -      $ (13,608)


                       ASC East, Inc. and Subsidiaries

            Notes to Condensed Consolidated Financial Statements


  Restatement of Condensed Consolidated Statement of Cash Flows for the three months ended October 27, 1996
             (Unaudited)
          (In thousands)

                                                 Amounts as
                                             originally stated         Reclassifications    Purchase    Correction  Amounts as
                                           in the October 27, 1996                         Accounting    clerical   restated in
                                           10-Q filed with the SEC                         Adjustment      error    the 10-Q filed
                                               on 10-Jan-97                                                         with the SEC
                                                                                                                    on 10-Dec-97


  Cash flows from from financing
    activities:


  Reductions in note payable to
    shareholder                           $    (621)                     $     -            $   -        $   -        $   (621)
  Distributions to shareholder
  Additions to long-term debt                11,689                                                                     11,689

  Net cash provided by financing
    activities                               11,068                            -                -            _          11,068

  Net increase (decrease) in cash
    and cash equivalents                       (198)                            -                -            _            (198)
  Cash and cash equivalents,
    beginning of period                       4,087                                                                       4,087


  Cash and cash equivalents, end
    of period                              $  3,889                       $     _            $   -        $   -        $  3,889




                                     11[PAGE]


                       ASC East, Inc. and Subsidiaries

            Notes to Condensed Consolidated Financial Statements


  Reclassifications - Certain amounts related to the accounting for insurance expense, sales of parcels of land and sales taxes were incorrectly classified in the October 27, 1996 Form 10-Q as originally filed. Such amounts have been reclassified to the appropriate components in the accompanying Form 10-Q/A.


  Purchase accounting adjustment - In connection with the acquisition of S-K-I, Ltd. (Note 3), the Company entered into a consent decree with the United States Department of Justice and agreed to divest its Waterville Valley and Mt. Cranmore resorts within 90 days after the closing of the S-K-I, Ltd. purchase (the "Holding Period"). The Company incorrectly recorded a net loss of $536,000 incurred in connection with the operation of the two resorts during the Holding Period in the statement of operations in the October 27, 1996 form 10-Q as originally filed. The accompanying form 10-Q/A includes an adjustment to properly reflect the net carrying value of the related assets to be disposed of in the balance sheet and remove the impact of such items on the statement of operations.


                                     12[PAGE]


                       ASC East, Inc. and Subsidiaries

            Notes to Condensed Consolidated Financial Statements

  Correction of clerical error - The Company sells season passes to its customers during its fiscal year which allows individuals to ski at its resorts for the entire ski season. As the ski season extends generally from November to April, the Company recognizes revenue pertaining to the season passes in the related second and third quarters of its fiscal year. Therefore, revenues from season passes in the Company's fourth and first quarters are deferred until the revenue is earned in the second and third quarters. The Company incorrectly deferred certain season pass revenue totaling $4.3 million twice in preparing its condensed consolidated financial statements included in the October 27, 1996 form 10-Q as originally filed. The Company has adjusted the amounts in the accompanying form 10-Q/A to properly state the deferral of season pass revenues.


       2. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, the financial position of the Company as of October 27, 1996 and July 28, 1996, the results of operations for the three months ended October 27, 1996 and October 29, 1995, and the statement of cash flows for the three months ended October 27, 1996 and October 29, 1995. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the Amendment No. 2 to the form S-4 filed with the Securities and Exchange Commission on November 22, 1996.

       This discussion contains forecasted information that are "forward looking statements" as defined by the Federal Private Securities Litigation Reform Act of 1995. All such forward looking information is necessarily only estimated. There can be no assurance that actual results will not differ from expectations.

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

                                     13[PAGE]


                       ASC East, Inc. and Subsidiaries

            Notes to Condensed Consolidated Financial Statements

       The purchase price was allocated to the fair value of S-K-I Limited's assets and liabilities at the date of acquisition as follows:

                                         Fair Value of Net
                                         Assets Acquired
  Cash                                              $7,540
  Accounts receivable, net                           1,625
  Inventory                                          3,271
  Prepaid expenses                                   2,153
  Property and equipment, net                      163,745
  Long-term investments                              3,893
  Goodwill                                           6,554
  Other assets                                       2,156

     Total assets                                 $190,937


  Accounts payable and accrued expenses          $(16,567)
  Other liabilities                                (5,301)
  Minority interest                                (2,600)
  Debt acquired                                   (34,029)
  Deferred income taxes                           (27,820)

     Total liabilities                           $(86,317)


     Total                                        $104,620


  Concurrent with the closing of the Acquisition, the stockholder contributed all of his outstanding capital stock of the corporations comprising the Sunday River, Sugarbush, Attitash/Bear Peak and Mt. Cranmore resorts to the Company.

       As of the date of the Acquisition, S-K-I Limited owned 51% of the outstanding stock of Sugarloaf Mountain Corporation ("Sugarloaf"). On August 30, 1996, the Company purchased the remaining 49% minority interest in Sugarloaf for $2.0 million cash and payment of a $600,000 prepayment penalty related to certain indebtedness of Sugarloaf. Up to $1 million additional purchase price may be paid pursuant to an earnings based formula covering the period from August 31, 1996 through November 30, 2002.


                                     14[PAGE]


                       ASC East, Inc. and Subsidiaries

            Notes to Condensed Consolidated Financial Statements

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

       4. Income Taxes. The benefit for income taxes is based on a projected annual effective tax rate of 38%. Deferred income taxes include the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

       5. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business which is development and operation of ski resorts.

       6. Net Loss per Common Share. Net loss per common share figures are based on the average shares outstanding during the first quarter of fiscal 1997 of 978,300. Prior to June 28, 1996 all of the Company's outstanding common stock was owned by the same individual, and accordingly earnings per share has not been presented for the three months ended October 29, 1995.

       7. Acquisitions. The Company purchased the Pico Ski Mountain Resort on December 9, 1996. This resort is located in Sherburne, Vermont in close proximity to the Killington resort. The purchase price of the resort was $2.9 million in cash and $1.6 million present value of contingent liabilities based upon the occurrence of certain future events relating to the development and growth of the resort.


       8.  Guarantors of Debt.   The 12% Senior Subordinated Notes and 13
  3/4% Discount Subordinated Notes are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception of Grand Summit Resort Properties, Inc., Ski Insurance, Killington West, Ltd., Mountain Water Company, and Club Sugarbush, Inc., (the "Non-Guarantors"). Prior to the Acquisition and issuance of the Senior Subordinated Notes and Discount Subordinated Notes on June 28, 1996, the bank loan agreements were collaterized by virtually all of the assets of the companies comprising the Company. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantees are full, unconditional, and joint and several. The guarantor information for the quarter ended October 27, 1996, is as follows:




                                     15[PAGE]


                       ASC East, Inc. and Subsidiaries


            Notes to Condensed Consolidated Financial Statements


    Statement of Operations for the three month period ended October 27, 1996 (unaudited)
                               (in thousands)

                                       Guarantor      Non-Guarantor   Eliminating     Consolidated
                           ASC East    Subsidiaries    Subsidiaries     Entries         ASC East
  Net revenues
  Resort                   $    293    $  11,219        $  485          $   (269)       $ 11,728
  Real estate                 ----         1,569          ----              ----           1,569

  Total net revenues            293       12,788           485              (269)         13,297

  Expenses
  Cost of operations          ----        14,914           389              (269)         15,034
  Cost of real estate
    sales and operations      ----         1,032          ----              ----           1,032
  Marketing, general
    and administrative          324        4,455            13              ----           4,792
  Depreciation and
    amortization                306        1,219             2              ----           1,527

  Total operating expenses      630       21,620           404              (269)         22,385

  Income (loss) from
    operations                 (337)      (8,832)           81              ----          (9,088)

  Interest expense            5,489        2,022             3              ----           7,514

  Net income (loss)before
   provision (benefit)
   for income taxes          (5,826)     (10,854)          78               ----         (16,602)

  Provision (benefit)
  (benefit) for income
  taxes                      (3,569)      (2,770)          30               ----          (6,309)

  Net income (loss)        $ (2,257)   $  (8,084)       $  48               ----        $(10,293)



                                     16[PAGE]


                       ASC East, Inc. and Subsidiaries


            Notes to Condensed Consolidated Financial Statements

              Balance Sheet as of October 27, 1996  (unaudited)
                               (In thousands)

                                                Guarantor     Non-Guarantor  Eliminating  Consolidated
                                      ASC East  Subsidiaries  Subsidiaries     Entries      ASC East
  Assets
  Current assets
  Cash and cash equivalents           $ -----    $  3,614     $    275       $   ----     $  3,889
  Investments held in escrow            14,674       ----        ----            ----       14,674
  Accounts receivable                    ----          479       1,908           ----        2,387
  Income taxes recceivable               ----        8,366       ----            ----        8,366
  Inventory                              ----        5,442         145           ----        5,587
  Prepaid expenses                       ----        3,822           6           ----        3,828
  Assets held for sale                   ----       15,785       ----            ----       15,785
  Other current assets                   1,056       1,834       ----            ----        2,890
  assets

  Total current assets                  15,730      39,342       2,334           ----       57,406

  Property and equipment, net            ----      230,120       3,462           ----      233,582

  Long-term investments                  ----       ----         4,841           ----        4,841
  Goodwill                               6,498      ----         ----            ----        6,498
  Prepaid loan fees                      7,647      ----         ----            ----        7,647
  Other assets                              64      6,587        ----            ----        6,651
  Intercompany                          67,543    (98,890)      31,347           ----        ----
  Investment in subsidiaries           123,142    141,831        ----         (264,973)      ----

  Total assets                        $220,624   $318,990     $ 41,984       $(264,973)   $316,625

  Liabilities and Shareholders'Equity
  Current liabilities
  Current portion of long-term debt   $ 21,028   $ 13,066     $    577        $  ----     $ 34,671
  Accounts payable and accrued
   expenses                              ----      15,891          656           ----       16,547
  Federal income taxes payable           ----         527          103           ----          630
  Due to shareholder                     ----       4,754        ----            ----        4,754
  Deposits and deferred revenue          ----      10,663           14           ----       10,677
  Accrued interest                       4,707          1        ----            ----        4,708
  Other accrued expenses                 ----       1,687        3,553           ----        5,240

  Total current liabilities             25,735     46,589        4,903           ----       77,227

  Long-term debt                       174,742     10,308        4,102           ----      189,152
  Deferred income (taxes)               (1,170)    34,675         (233)          ----       33,272
  Other long-term liabilities            1,671      1,510        2,183           ----        5,364

  Total liabilities                    200,978     93,082       10,955           ----      305,015

  Shareholders' equity
  Common stock                              10     13,257        6,002         (19,259)         10
  Additional paid-in capital             3,762    202,452       24,794        (227,246)      3,762
  Retained earnings                     15,874     10,199          233         (18,468)      7,838

  Total shareholders' equity            19,646    225,908       31,029        (264,973)     11,610

  Total liabilities and shareholders'
    equity                            $220,624   $318,990     $ 41,984       $(264,973)   $316,625





                                     17[PAGE]


                       ASC East, Inc. and Subsidiaries


            Notes to Condensed Consolidated Financial Statements

    Statement of Cash Flows for the Three Month Period Ended October 27,
                                    1996
                                 (Unaudited)
                               (In thousands)

                                                        Guarantor      Non-Guarantor   Eliminating     Consolidated
  Cash Flows from operating activities     ASC East    Subsidiaries    Subsidiaries     Entries         ASC East

  Net Income (loss)                        $ (2,257)   $ (8,084)      $    48          $               $ (10,293)
  Depreciation and amortization                 306       1,219             2            -----             1,527
  Deferred taxes                             -----       (6,477)          688            -----            (5,789)

  Changes in assets and liabilities

  Decrease (increase) in investment held
    in escrow                                  (177)     -----         -----             -----              (177)
  Decrease (increase) in accounts
    receivable                               -----        1,924        (1,853)           -----                71
  Decrease (increase) in inventories         -----         (432)         (130)           -----              (562)
  Decrease (increase) in assets held
    for resale                               -----       ------        -----             -----            -----
  Decrease (increase) in prepaid expenses     1,056      (1,512)           (1)           -----              (457)
  Decrease (increase) in other current
    assets                                   (1,056)      1,141        -----             -----                85
  Decrease (increase) in other assets           (64)      5,492           607            (5,131)             904
  Increase (decrease) in accounts payable
    and accrued expenses                       (691)      3,589         3,823            -----             6,721
  Increase (decrease) in income taxes
    payable                                  -----         (144)          103            -----               (41)
  Increase (decrease) in deposits
    and unearned revenue                     -----        7,908          (772)           -----             7,136
  Increase (decrease) in other accrued
    interest                                  3,599        (382)       -----             -----             3,217
  Increase (decrease) in other
    long-term liabilities                    -----        -----        -----             -----            -----
  Decrease (increase) in due to affiliate   (19,522)     22,560        (2,733)             (305)          -----
                                            --------    --------      ---------          -------         --------
  Cash flow provided by (used) in
    operating activities                    (18,806)     26,802          (218)           (5,436)           2,342

  Cash flows from investing activities

  Capital expenditures                       -----       (5,002)       (2,331)           -----            (7,333)
  Additions to assets held for resale        -----       (3,285)       -----             -----            (3,285)
  Purchase of minority interest              (2,492)     -----         -----             -----            (2,492)
  Sale/(purchase) of long term
    investments                              -----       -----           (498)           -----              (498)
                                            --------    --------      ---------         -------           --------
  Cash provided (used) for investing
    activities                               (2,492)     (8,287)       (2,829)           -----           (13,608)

  Cash provided (used) from financing
    activities
  Reductions in note payable to shareholder  -----        (621)         -----            -----              (621)

       Net (reductions) proceeds in
         revolving credit agreement          -----       -----          -----            -----             -----
       Reductions in other long-term
        liabilities                          21,298    (17,061)         2,016             5,436            11,689
                                            --------   --------       ---------          -------          --------

  Net cash provided by (used) in
    financing activities
                                             21,298    (17,682)         2,016             5,436            11,068
                                            --------   --------       ---------          -------          --------
  Net increase (decrease) in cash and
    cash equivalents                         -----         833         (1,031)            -----              (198)

  Cash and cash equivalents at
   the beginning of the period               -----       2,781          1,306             -----             4,087
                                            --------   --------       ---------          -------          --------

  Cash and cash equivalents at the end
    of the period                          $ -----     $ 3,614        $   275             -----             3,889
                                            --------   --------       ---------          -------          --------

                                     18[PAGE]


                       ASC East, Inc. and Subsidiaries


                                   Item 2
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

                                   General

       Set forth below is management's discussion and analysis of (i ) the liquidity and capital resources of the Company, (ii) changes in financial condition of the Company, including (a) a discussion of changes in financial condition from the end of the 1996 fiscal year through the quarter ended October 27, 1996, and (iii) the results of operations for the first quarter of fiscal 1997 as compared to the corresponding quarter of fiscal 1996.

                       Liquidity and Capital Resources

       1. Liquidity. The Company's business is highly seasonal, with the vast majority of its annual revenues historically being generated in the second and third fiscal quarters. Operating losses are expected in the first and fourth fiscal quarters.

       The first quarter of fiscal 1997 generated a net loss of $10.3 million. Cash flow from operations was, as anticipated, insufficient to cover fixed charges. The Company utilized its senior credit facility to fund liquidity requirements, drawing 90% of the availability under that facility as of October 27, 1996. The Company's liquidity was affected by additional transaction costs associated with the acquisition of S-K-I Limited and the timing of capital lease reimbursements.

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

       2. Capital Resources. The Company's only material commitments for capital expenditures as of October 27, 1996 were (i) completion of construction of the Grand Summit at Attitash/Bear Peak, through its wholly-owned subsidiary LBO Hotel Co., (ii) completion of construction of 5 new quad chairlifts at its Killington and Mt. Snow resorts and
  (iii) the acquisition of the Pico Mountain Ski Resort adjacent to the Killington resort in Sherburne, Vermont. Each capital commitment is funded through a separate source. The approximate $13.3 million cost of the Grand Summit at Attitash/Bear Peak is funded through cash provided by the Company, and a $8,500,000 construction loan provided through Key Bank of Maine. The chairlifts are funded through $7,000,000 of capital lease commitments for the full cost of acquisition and installation.
  The acquisition of the Pico Mountain Ski resort on December 9, 1996 was funded through a combination of $2,909,000 in borrowings under the Company's senior credit facility and $1,626,000 present value of seller financing in the form of deferred and contingent purchase price.

                                 19[PAGE]

              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


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

                      Changes in Results of Operations

  Changes for the First Quarter of Fiscal 1997 compared to the First Quarter of Fiscal 1996.

       1. Revenues. Resort revenues increased from $4.5 million in the first quarter of fiscal 1996 to $11.7 million for the first quarter of fiscal 1997. The increase of $7.2 million is attributable to the addition of the S-K-I resorts in June of 1996.

       2. Real estate revenues. Real estate revenues increased from $.4 million for the first quarter of fiscal 1996 to $1.6 million for the first quarter of fiscal 1997. The increase of $1.2 million is attributable primarily to the sale of Locke Mountain townhouses at the Sunday River Ski Resort. In the first quarter of fiscal 1997 the company sold 6 units at an average price of $261,000. There were no similar sales in the first quarter of fiscal 1996.

       3. Cost of operations. Cost of resort operations increased from $5.3 million for the first quarter of fiscal 1996 to $15.0 million for the first quarter of fiscal 1997. Approximately $9.2 million of the $9.7 million increase is attributable to the addition of the S-K-I resorts. The remaining increase is attributable to post merger costs associated with reorganizing the company, increasing coordination between resorts, and training new staff in preferred resort operating policies.

       4.Cost of real estate operations. Cost of real estate operations increased from $.3 million for the first quarter of fiscal 1996 to $1.0 million for the first quarter of fiscal 1997. The increase of $.7 million is attributable primarily to the costs associated with the sales of Locke Mountain townhouses at the Sunday River Ski Resort.

       5. Marketing, General and Administrative. MG&A expense increased from $2.5 million in the first quarter of fiscal 1996 to $4.8 million in the first quarter of fiscal 1997. The increase of $2.3 million is attributable to the acquisition of the S-K-I Resorts. The Company's Pre-Merger Resorts showed a 20% reduction compared to the prior fiscal year's quarter, due to increased co-operative marketing campaigns.

                                20[PAGE]

                       ASC East, Inc. and Subsidiaries


              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


       6. Depreciation & Amortization. Depreciation and amortization increased from $.3 million for the first quarter of fiscal 1996 to $1.5 million for the first quarter of fiscal 1997. Approximately 95% of this increase relates to the acquisition of S-K-I Limited and the resulting amortization of goodwill and prepaid loan fees. The remaining 5% resulted from capital improvements over the last year at Pre-Merger Resorts.

       7. Interest. Interest increased from $.7 million in the first quarter of fiscal 1996 to $7.5 million in the first quarter of fiscal 1997. The increase was caused by the increase in the Company's indebtedness in conjunction with the acquisition of S-K-I Limited and the Company's summer 1996 capital improvement program.

       8. Income Tax Benefits. Income tax benefit increased from $.1 million for the first quarter of fiscal 1996 to $6.3 million for the first quarter of fiscal 1997. This significant increase is from two main factors: (i) several of the Pre-Merger Resorts were owned by "S" corporations that had no income tax expense or benefit, and (ii) the loss generated in the first quarter by the S-K-I Resorts represents over 70% of the Companies' total loss for the quarter.

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

       3. Current Portion of Long-Term Debt. Current portion of long-term debt increased approximately $11.8 million (51.45%). The increase reflects draw down under the Company's senior credit facility to fund first quarter operating losses. The requirement that the Company pay down its senior credit facility to a maximum outstanding balance of $25 million as of March 31, 1997, requires the increase to be classified as current. Cash from operations during the second and third fiscal 1997 quarters are expected to be sufficient to satisfy the paydown requirement.

       4. Accounts Payable and other current liabilities. Accounts payable reflect an increase of $3.1 million (23.43%). That increase is attributable to normal purchasing patterns in which supplies and inventory are acquired during the first quarter in preparation for second and third quarter operations.



                                 21[PAGE]

              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

       5. Deposits and other Unearned Revenue. The increase of approximately $7.1 million reflects expected unearned deposits for lodging and seasons pass sales for the 1996-1997 ski season.

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

       8. Minority Interest. The reduction in minority interest of $2.5 million represents the acquisition of the minority interest in Sugarloaf in August, 1996.

       9. Other Long-Term Liabilities. The $1.4 million (-20.86%) decrease in other long-term liabilities represents scheduled amortization of capital leases and other long-term obligations.

       10. Retained Earnings. The decrease of $10.3 million (56.77%) in retained earnings is attributable to the seasonally related first quarter loss of the Company and its subsidiaries.






                                     22[PAGE]


                       ASC East, Inc. and Subsidiaries


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

                                ASC East, Inc. and Subsidiaries


  Date:  December  12, 1997          /s/ Thomas M. Richardson
                                     Thomas M. Richardson
                                     Senior Vice President Finance
                                     Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

  Date:  December  12, 1997         /s/ Christopher E. Howard
                                     Christopher E. Howard
                                    Chief Administrative Officer
                                        and General Counsel
                                     (Duly Authorized Officer)

























                                         23[PAGE]