Form 10-Q/A
period 1997-01-26
AMERICAN SKIING CO
filed 1998-02-24
CIK 1019293

United States
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q A

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

              Original 10Q filed under American Skiing Company
   (Former name, former address and former fiscal year, if changed since last report.)

       Indicated by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]   No [  ]

       The number of shares outstanding of each of the issuer's classes of common stock was 978,300 shares of common stock $.01 par value outstanding as at January 26, 1997.

                                     [PAGE]

                       ASC East, Inc. and Subsidiaries


                              Table of Contents

  Part I - Financial Information ......................................1

  Item 1 Financial Statements  ........................................2

       Condensed Consolidated Statement of Operations
       (Unaudited) for the Three Months Ended January 26, 1997
       and January 28, 1996 ...........................................2

       Condensed Consolidated Statement of Operations
       (Unaudited) for the Six Months Ended January 26, 1997
       and January 28, 1996 ...........................................3

       Condensed Consolidated Balance Sheet
       (Unaudited) as of January 26, 1997 and July 28, 1996 ...........4

       Condensed Consolidated Statement of Cash Flows
       (Unaudited) for the Six Months Ended January 26, 1997
       and January 28, 1997 ...........................................6


  Notes to (Unaudited) Condensed Consolidated Financial Statements ....8

  Item 2 Management's Discussion and Analysis of Financial
   Condition and Results of Operation ................................17

  General ............................................................17

  Liquidity and Capital Resources ....................................17

  Changes in Results of Operations ...................................18

  Changes in Financial Condition .....................................21

  Part II Other Information ..........................................23

                                      i[PAGE]


                       ASC East, Inc. and Subsidiaries


                       Part I - Financial Information
                                   Item 1
                            Financial Statements

  This Form 10-Q A is filed by ASC East, Inc. for itself and its following wholly-owned subsidiaries:

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

       As used herein, the term "the Company" means and refers to ASC East, Inc., the subsidiary registrants listed above and its non-guarantor wholly-owned subsidiaries Ski Insurance Company, Mountain Water Company, Club Sugarbush, Inc., Grand Summit Resort Properties, Inc., and Killington West, Ltd. on a consolidated basis.

                                      1[PAGE]


                       ASC East, Inc. and Subsidiaries


               Condensed Consolidated Statement of Operations
              (In thousands except share and per share amounts)

                                         For the Three Months Ended
                                       January 26, 1997    January 28, 1996
                                            (Unaudited)      (Unaudited)
  Net revenues:
     Resort                                     $59,418          $26,451
     Real estate                                  1,740            4,307
                                              ---------          -------
  Total net revenues                             61,158           30,758

  Operating expenses:
     Resort                                      38,995           15,002
     Real estate                                    935            3,219
     Marketing, general and administrative        7,709            2,927
     Depreciation & amortization                  7,344            2,500
                                              ---------          -------
  Total operating expenses                       54,983           23,648
                                              ---------          -------

  Income from operations                          6,175            7,110

     Interest expense                             5,557              783
                                              ---------          -------
  Net income before provision for income taxes      618            6,327

  Provision (benefit) for income tax expense        235             (329)

  Net income                                       $383           $6,656
                                              =========          =======

  Net income per common share (note 6)            $0.39
                                              =========
  Retained earnings, beginning of the period     $7,838          $24,270
  Subtract: distributions                             0            (205)
  Add: Net income                                   383            6,656
                                              ---------          -------
  Retained earnings, end of period               $8,221          $30,721
                                              =========          =======

  See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.


                                      2[PAGE]


                       ASC East, Inc. and Subsidiaries


               Condensed Consolidated Statement of Operations
              (in thousands except share and per share amounts)

                                           For the Six Months Ended
                                       January 26, 1997   January 28, 1996
                                          (Unaudited)      (Unaudited)
  Net revenues:
     Resort                                     $71,146          $30,941
     Real estate                                  3,309            4,694
                                                -------           ------
  Total net revenues                             74,455           35,635

  Operating expenses:
     Resort                                      54,029           20,317
     Real estate                                  1,967            3,480
     Marketing, general and administrative       12,501            5,464
     Depreciation & amortization                  8,871            2,827
                                                -------           ------
  Total operating expenses                       77,368           32,088
                                                -------           ------

  Income (loss) from operations                 (2,913)            3,547

     Interest expense                            13,071            1,453
                                                 ------           ------

  Net income (loss) before provision
  for income taxes                              (15,984)           2,094

     Benefit for income tax expense              (6,074)            (448)
                                                 -------         -------
  Net income (loss)                            $(9,910)           $2,542
                                                 =======          ======

  Net loss per common share (note 6)           $(10.13)
                                                 =======

  Retained earnings, beginning of
  the period                                    $18,131          $28,726
  Subtract: Distributions                             -            (547)
  Add: Net income (loss)                        (9,910)            2,542
                                                 ------          -------
  Retained earnings, end of period               $8,221          $30,721
                                                 ======           ======


  See accompanying Notes to (Unaudited) Condensed Consolidated
  Financial Statements.


                                      3[PAGE]


                       ASC East, Inc. and Subsidiaries



                    Condensed Consolidated Balance Sheet
                               (in thousands)

                                       January 26, 1997    July 28, 1996
                                          (Unaudited)      (Unaudited)

  ASSETS

  Current assets
     Cash and short-term investments             $3,441           $4,087
     Investments held in escrow                   7,257           14,497
     Accounts receivable                          2,947            2,458
     Income taxes receivable                      6,074                -
     Inventory                                    6,728            5,025
     Assets held for resale                           -           14,921
     Prepaid expenses                             3,618            3,371
     Other current assets                         2,252            2,975
                                                -------          -------
  Total current assets                           32,317           47,334

     Property and equipment, net                237,845          227,470

     Deferred tax asset                             858                -
     Long-term investments                        6,925            4,343
     Goodwill                                     7,657            6,540
     Prepaid loan fees                            7,099            7,911
     Other assets                                 3,737            5,134
                                                -------          -------
  Total assets                                 $296,438         $298,732
                                                =======          =======

  See accompanying Notes to (Unaudited) Condensed Consolidated
  Financial Statements.


                                      4[PAGE]


                       ASC East, Inc. and Subsidiaries


                    Condensed Consolidated Balance Sheet
                               (in thousands)
                                        January 26,1997    July 28, 1996
                                          (Unaudited)       (Unaudited)

  LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities
     Current portion of long-term debt          $8,383           $22,893
     Accounts payable                           16,880            13,406
     Federal income tax payable                    657               671
     Due to stockholder                          4,754             5,375
     Deposits and other unearned revenue        12,433             3,541
     Accrued interest                            1,586             1,491
     Other accrued expenses                     18,438             1,660
                                                ------            ------
  Total current liabilities                     63,131            49,037

     Long-term debt                            184,559           187,827
     Deferred income taxes, long-term           31,916            30,695
     Minority interest                               -             2,492
     Other long-term liabilities                 4,839             6,778
                                               -------           -------
  Total liabilities                            284,445           276,829

  Stockholders' equity
     Common stock                                   10                10
     Paid in capital                             3,762             3,762
     Retained earnings                           8,221            18,131
                                                ------            ------
  Total equity                                  11,993            21,903

                                               -------           -------
  Total liabilities and equity                $296,438          $298,732
                                               =======           =======

  See accompanying Notes to (Unaudited) Condensed Consolidated
  Financial Statements.


                                      5[PAGE]


                       ASC East, Inc. and Subsidiaries


               Condensed Consolidated Statement of Cash Flows
                               (in thousands)

                                         For the Six Months Ended

                                         January 26, 1997   January 28, 1996
  Cash flows from operating activities     (Unaudited)        (Unaudited)
  Net income (loss)                           $(9,910)             $2,542

  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization                 8,871              2,827
  Deferred income taxes                           363                  -

  Decreases (increases) in assets:

  Investments held in escrow                    7,240                  -
  Accounts receivable                           (489)            (3,335)
  Income taxes receivable                     (6,074)                  -
  Inventory                                   (1,703)              (917)
  Assets held for resale                       14,921                  -
  Prepaid expenses                              (247)              (365)
  Other current assets                            723                  -
  Other assets                                    197                 63

  Increases (decreases) in liabilities:

  Accounts payable and other accrued expenses  20,252              3,392
  Income taxes payable                           (14)              (448)
  Deposits and unearned revenue                 8,892              3,444
  Accrued interest                                 95                  -
                                              -------            -------

  Cash flow provided by operating activities   43,117              7,203

  Cash flows from investing activities:

  Additions to property and equipment        (18,351)           (15,991)
  Purchase of ski resort minority interest    (2,492)                  -
  Purchase of long-term investment            (2,582)                  -
                                             --------            -------

  Net cash used in investing activities      (23,425)           (15,991)


  See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.



                                      6[PAGE]

                       ASC East, Inc. and Subsidiaries


  Cash flows from financing activities:

  Reductions in note payable to shareholder     (621)             (186)
  Distributions to shareholder                      -             (547)
  Additions (reductions) to long-term debt   (19,717)            9,354
                                             -------            -------
  Net cash provided by (used in) financing
    activities                               (20,338)            8,621

  Net decrease in cash and short-term
      investments                               (646)             (167)
  Cash and short-term investments at
    beginning of year                          4,087             1,671
                                              ------            -------

  Cash and short-term investments at          $3,441            $1,504
  end of period                               ======            =======


  See accompanying Notes to (Unaudited) Condensed Consolidated
  Financial Statements.


                                      7[PAGE]


                       ASC East, Inc. and Subsidiaries


  Notes to (Unaudited) Condensed Consolidated Financial Statements

       1. Amendments to 10Q. During the process of compiling the information required to file the first quarter of fiscal 1998, certain adjustments and reclassifications were made to the previously filed information for the first quarter of fiscal 1997 which has impacted the second quarter of fiscal 1997. The following schedules show the effects on the originally filed information for the second quarter of fiscal 1997.


  Restatement of the statement of operations for the three months ended
  January 26, 1997 (in thousands except share and per share amounts)

                     Amounts as                                                     Amounts as
                     originally                                                     restated in
                     stated in the                                                  the 10Q
                     10Q filed                            Purchase     Correction   filed with
                     with the SEC                         Accounting   of clerical  the SEC
                     March 12, 1997    Reclassification   Adjustment   error        February 17, 1998
                 ------------------------------------------------------------------------------------
  Net revenues:
    Resort            $64,533             $(1,852)       $1,037       $(4,300)     $59,418
    Real estate         1,740                    -            -              -       1,740
                    ________________________________________________________________________________
  Total net revenues   66,273              (1,852)        1,037        (4,300)      61,158

  Operating expenses:
   Resort              39,638              (1,852)        1,209             -       38,995
   Real estate            935                    -            -             -          935
   Marketing, general
   and administrative   7,096                    -          613             -        7,709
   Depreciation and
   amortization         7,344                    -            -             -        7,344
                    ________________________________________________________________________________
  Total operating
  expenses             55,013              (1,852)       1,822             -        54,983

  Income (loss) from
  operations           11,260                    -        (785)       (4,300)        6,175

    Interest expense    5,478                    -          79            -          5,557
                    ________________________________________________________________________________
  Net income (loss)
  before provision
  (benefit) for income
  taxes                 5,782                    -        (864)       (4,300)          618

    Provision (benefit)
    for income taxes    2,197                    -        (328)       (1,634)          235
                    ________________________________________________________________________________

  Net income (loss)    $3,585                   $-       $(536)       $(2,666)         $383
                    =================================================================================

  Net income (loss)
  per weighted average
  common share
  outstanding            $3.66                   $-      $(0.55)      $ (2.72)         $0.39
                    =================================================================================

  Retained earnings
  beginning of period   $4,636                   $-      $536         $2,666         $7,838

  Add:net income (loss)  3,585                    -      (536)        (2,666)           383
                    ________________________________________________________________________________
  Retained earnings
  end of period         $8,221                   $-         $-           $-          $8,221
                    =================================================================================

                                      8[PAGE]


                       ASC East, Inc. and Subsidiaries


  Restatement of the statement of operations for the six months ended
  January 26,1997
  (in thousands except share and per share amounts)


                             Amounts as                              Amounts as
                           originally stated                      restated in the
                            in the 10Q filed                       10Q filed with
                             with the SEC                              the SEC
                             March 12, 1997  Reclassifications     February 17, 1998
                    _____________________________________________________________
  Net revenues:
    Resort                     $76,074           $(4,928)                $71,146
    Real estate                  3,309              -                      3,309
                   ______________________________________________________________
  Total net revenues            79,383            (4,928)                 74,455

  Operating expenses:
    Resort                      58,957            (4,928)                 54,029
    Real estate                  1,967              -                      1,967
    Marketing, general
    and administrative          12,501              -                     12,501
    Depreciation and
    amortization                 8,871              -                      8,871
                   ______________________________________________________________
  Total operating expenses      82,296            (4,928)                 77,368

  Loss from operations         (2,913)              -                     (2,913)

    Interest expense            13,071              -                     13,071
                   ______________________________________________________________
  Net loss before
  benefit for income taxes    (15,984)              -                   (15,984)

   Benefit for income taxes    (6,074)              -                    (6,074)
                   ______________________________________________________________
  Net loss                    $(9,910)             $-                   $(9,910)
                   ==============================================================

  Net loss per weighted
  average common share
  outstanding                 $(10.13)             $-                   $(10.13)
                   ==============================================================

  Retained earnings
  beginning of period          $18,131             $-                   $18,131
  Add: net loss                (9,910)              -                    (9,910)

  Retained earnings end
  of period                     $8,221             $-                    $8,221
                   ______________________________________________________________


       Reclassifications - The Company has a captive insurance company and charges the various subsidiaries for insurance coverage. These amounts were incorrectly included in both resort revenues and resort operating expenses. The Company sold various parcels of land in the first and second quarter of fiscal 1997. The total sales price was recorded to revenue with an equal and corresponding entry to resort operating expenses. The Company incorrectly included the collection of sales tax as an operating revenue and an operating expense. The total amount of sales tax collected has been removed from both operating revenue and operating expense.

       Purchase accounting adjustment - In connection with the acquisition of S-K-I, Ltd. the Company entered into a consent decree with the United States Department of Justice and agreed to divest the Waterville Valley and Mt. Cranmore resorts within 90 days after the closing of the S-K-I, Ltd. Purchase (the "Holding Period"). The Company had incorrectly recorded a net loss of $536,000 incurred in connection with the operation of the two resorts during the Holding Period in the statement of operations in the October 27, 1996 Form 10-Q as originally filed. The Company filed Form 10-Q/A for October 27, 1996 on December 10, 1997 which included an adjustment to properly reflect the net carrying value of the related assets to be disposed of in the balance sheet and remove the impact of such items on the statement of operations. The accompanying Form 10-Q/A properly includes the impact of this adjustment for the quarter ending January 26, 1997.

       Correction of clerical error - The Company sells season passes to its customers during its fiscal year which allow individuals to ski at its resorts for the entire season. As the ski season extends generally from November to April, the Company recognizes revenue pertaining to season passes in the related second and third quarter of its fiscal year. Revenues from season passes in the Company's fourth and first quarters are deferred until the revenue is earned in the second and

                                9[PAGE]

                    ASC East, Inc. and Subsidiaries

  third quarters. The Company incorrectly deferred certain season pass revenue totaling $4.3 million twice in preparing its condensed consolidated financial statements included in the October 27,1996 Form 10-Q as originally filed, which it subsequently amended to properly state the deferral of season pass revenues in the October 27, 1996 Form 10-Q/A filed on December 10, 1997. The Company has adjusted the amounts in the accompanying Form 10-Q/A to properly state the recognition of second quarter season pass revenues previously recorded twice.

       2. General. In the opinion of the Company the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 26, 1997, July 28, 1996, and January 28, 1996, the results of operations for the quarter and six months ended January 26, 1997 and January 28, 1996, and the statement of cash flows for the six months ended January 26, 1997 and January 28, 1996. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the Amendment No. 2 to Form S-4 filed with the Securities and Exchange Commission November 22, 1996.

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

                                     10[PAGE]


                       ASC East, Inc. and Subsidiaries



       The purchase price was allocated to the fair value of S-K-I Limited's assets and liabilities at the date of acquisition as follows:

                                                  Fair Value of
                                                   Net Assets
                                                    Required

  Cash                                                $7,540,000
  Accounts Receivable, net                             1,625,000
  Inventory                                            3,271,000
  Prepaid expenses                                     2,153,000
  Property and equipment, net                        162,545,000
  Long-term investments                                3,893,000
  Goodwill                                             7,754,000
  Other assets                                         2,156,000
                                                     ___________
   Total Assets                                     $190,937,000
                                                     ___________

  Accounts payable and accrued expenses            $(16,567,000)
  Other liabilities                                  (5,301,000)
  Minority interest                                  (2,600,000)
  Debt acquired                                     (34,029,000)
  Deferred income taxes                             (27,820,000)
                                                     __________
  Total liabilities                                $(86,317,000)
                                                     __________

  Total                                             $104,620,000
                                                     ___________


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

       On November 27, 1996, pursuant to a consent decree with the United States Department of Justice ("DOJ"), the Company divested the Waterville Valley and Mt. Cranmore resorts through an asset sale generating a purchase price of $17.5 million, with $14.8 million paid in cash at closing and $2.7 million paid by a note from the purchaser. The assets held for sale of the Mt. Cranmore resort included in the accompanying consolidated balance sheet as of July 28, 1996 are approximately $4.4 million. The assets held for sale of the Waterville Valley resort included in the accompanying consolidated balance sheet as of July 28, 1996 are approximately $12.3 million.


                                     11[PAGE]


                       ASC East, Inc. and Subsidiaries



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

       8. Guarantors of Debt. The 12% Senior Subordinated Notes and the 13.75% Discount Subordinated Notes are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception of Grand Summit Resort Properties, Inc., Ski Insurance, Killington West, Ltd., Mountain Water Company, and Club Sugarbush, Inc., (the non-guarantors). Prior to the acquisition and issuance of the Notes and Subordinated Notes on June 28, 1996, the bank loan agreements were collateralized by virtually all of the assets of the companies comprising the Company. The guarantor subsidiaries are wholly-owned subsidiaries of the company and the guarantees are fully, unconditional, and joint and several. The guarantor information for the period ended January 26, 1997, is as follows:

                                     12[PAGE]


                       ASC East, Inc. and Subsidiaries

      Statement of operations for the six months ended January 26, 1997
                               (in thousands)
                                      Guarantor     Non-Guarantor    Eliminating  Consolidated
                         ASC East   Subsidiaries    Subsidiaries       Entries     ASC East
                        ______________________________________________________________________
  Net revenues:
    Resort                 $553         $70,091          $834           $(332)        $71,146
    Real estate               -           3,309           -                -            3,309

  Total net revenues        553          73,400           834            (332)         74,455

  Operating expenses:
    Resort                    -          53,495           866            (332)         54,029
    Real estate               -           1,967           -               -             1,967
    Marketing, general
    and administrative    1,643          10,835            23             -            12,501
    Depreciation and
    amortization            918           7,938            15             -             8,871
                        ______________________________________________________________________
  Total operating
   expenses               2,561          74,235           904           (332)          77,368

  Loss from operations   (2,008)           (835)          (70)            -            (2,913)


    Interest expense      9,838           3,230             3             -             13,071
                        ______________________________________________________________________
  Net loss before benefit
  for income taxes       (11,846)        (4,065)          (73)            -            (15,984)

    Benefit for income
    taxes                 (5,857)          (190)          (27)            -             (6,074)
                        ______________________________________________________________________
  Net loss               $(5,989)       $(3,875)         $(46)           $-            $(9,910)


                                     13[PAGE]

                       ASC East, Inc. and Subsidiaries

                      Balance Sheet at January 26, 1997
                               (in thousands)
                                ASC East    Guarantor     Non-Guarantor   Eliminations  Consolidated
                                           Subsidiaries    Subsidiaries                   ASC East
                               (Unaudited) (Unaudited)    (Unaudited)      (Unaudited)  (Unaudited)
  ASSETS

  Current assets
    Cash and short-term
    investments                   $ -         $3,243          $198           $ -         $3,441
    Investment held in escrow      7,020         235             2             -          7,257
    Accounts Receivable             -          2,675           272             -          2,947
    Income taxes receivable        6,074         -               -             -          6,074
    Inventory                       -          6,728             -             -          6,728
    Assets held for resale          -            -               -             -             -
    Prepaid expenses               1,665       1,951             2             -          3,618
    Other current assets             392       1,860             -             -          2,252
                            _______________________________________________________________________

  Total current assets            15,151      16,692           474             -         32,317

    Property and equipment, net     -        231,331         6,514             -        237,845

    Deferred tax asset             1,184        (753)          427             -            858
    Long term investment            -          3,029         3,896             -          6,925
    Goodwill                       7,657         -             -               -          7,657
    Prepaid loan fees              7,099         -             -               -          7,099
    Other assets                    -          1,660         2,077             -          3,737
    Intercompany                  38,230     (65,250)       27,020             -           -
    Investment in Subsidiaries   123,142     141,831           -           (264,973)       -
                            _______________________________________________________________________
  Total assets                  $192,463    $328,540       $40,408        $(264,973)   $296,438
                            =======================================================================

                                     14[PAGE]


                       ASC East, Inc. and Subsidiaries

                      Balance Sheet at January 26, 1997
                               (in thousands)
                                ASC East    Guarantor     Non-Guarantor   Eliminations  Consolidated
                                           Subsidiaries    Subsidiaries                   ASC East
                               (Unaudited) (Unaudited)    (Unaudited)      (Unaudited)  (Unaudited)

  LIABILITIES & STOCKHOLDERS'
    EQUITY
  Current liabilities
    Current portion of
    long-term debt               $ -          $8,383        $ -              $ -           $8,383
    Accounts payable
    and accrued expenses           -          16,838           42              -           16,880
    Federal income tax payable     -             546          111              -              657
    Due to shareholder            4,754           -           -               4,754
    Deposits and other
    unearned revenue               -          12,419           14              -           12,433
    Accrued interest                428        1,158          -                -            1,586
    Other accrued expenses        1,686       11,230        5,522              -           18,438
                                ___________________________________________________________________
  Total current liabilities       6,868       50,574        5,689              -           63,131

    Long-term debt              169,681       10,713        4,165              -          184,559
    Deferred income taxes -
    long-term                      -          32,425         (509)             -           31,916
    Minority interest              -            -             -                -             -
    Other long-term liabilities    -           4,711          128              -            4,839
                                ___________________________________________________________________
  Total liabilities             176,549       98,423        9,473              -          284,445

  Stockholders' equity
    Common stock                     10       13,257        6,002            (19,259)          10
    Paid in capital               3,762      202,452       24,794           (227,246)       3,762
    Retained earnings            12,142       14,408          139            (18,468)       8,221
                                ___________________________________________________________________
  Total equity                   15,914      230,117       30,935           (264,973)      11,993
                                ___________________________________________________________________
  Total liabilities
  and equity                   $192,463     $328,540      $40,408          $(264,973)    $296,438
                                ====================================================================


                                     15[PAGE]


                       ASC East, Inc. and Subsidiaries

   Statement of cash flows for the six month period ended January 26,1997
                               (in thousands)
                                        ASC East    Guarantor     Non-Guarantor   Eliminations  Consolidated
                                                   Subsidiaries    Subsidiaries                   ASC East

  Cash flow from operating activities


  Net loss                              $(5,989)    $(3,875)       $(46)             -           $(9,910)
  Adjustments to reconcile
  net loss  to net cash
  provide by (used in)
  operating activities:
  Depreciation and amortization             918        7,938          15              -             8,871
  Deferred income taxes                     (14)         392         (15)             -               363

  Decreases (increases) in assets:

  Investments held in escrow              7,477         (235)         (2)             -             7,240

  Accounts receivable                                  (272)        (217)             -              (489)
  Income tax receivable                  (6,074)          -           -               -            (6,074)
  Inventory                                -          (1,718)         15              -            (1,703)
  Assets held for resale                   -          14,921          -               -            14,921
  Prepaid expenses                         (609)         359           3              -              (247)
  Other current assets                     (392)       1,115          -               -               723
  Other assets                             -           6,798      (1,470)           (5,131)           197

  Increases (decreases) in liabilities:

  Accounts payable and accrued expenses     995       14,079       5,178              -            20,252
  Income taxes payable                     -            (125)        111              -               (14)
  Deposits and unearned revenue            -           9,664        (772)             -             8,892
  Accrued interest                         (680)         775          -               -                95
  Other long-term liabilities              -             -            -               -              -
  Due to affiliate                        9,791      (11,080)      1,594             (305)           -
                                        _________________________________________________________________
  Cash flow provided by
  (used in) operating activities          5,423        38,736      4,394           (5,436)         43,117

  Cash flow from investing activities

  Additions to property and equipment    (1,223)     (11,732)     (5,396)            -            (18,351)
  Purchase of minority interest          (2,492)         -          -                -             (2,492)
  Sale/purchase of long-term
  term investments                         -           (3,029)       447             -             (2,582)
                                        _________________________________________________________________
  Cash used in investing activities      (3,715)      (14,761)    (4,949)            -            (23,425)

  Cash flows from financing activities

  Reduction in note payable to
  shareholder                            4,754         (5,375)       -               -              (621)
  Net proceeds (reductions) in
  revolving credit agreement            (6,462)       (18,138)      (553)           5,436         (19,717)
                                        _________________________________________________________________
  Net cash provided by (used in)
  financing activities                  (1,708)       (23,513)      (553)           5,436         (20,338)
                                        _________________________________________________________________

                                     16[PAGE]


                       ASC East, Inc. and Subsidiaries




  Net increase (decrease) in cash
  and short-term investments              -              462     (1,108)           -               (646)
  Cash and short-term investments
  at the beginning of the period          -            2,781      1,306            -              4,087
                                        _________________________________________________________________
  Cash and cash equivalents at
  the end of the period                  $-           $3,243      $198            $-             $3,441


                                   Item 2
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


                                   General


       Set forth below is management's discussion and analysis of (i ) the liquidity and capital resources of the Company, (ii) changes in financial condition of the Company, including a discussion of changes in financial condition from the end of the 1996 fiscal year through the quarter ended and the six months ended January 26, 1997, and the results of operations for the quarter ended and the first six months of fiscal 1997 as compared to the corresponding quarter ended and the first six months of fiscal 1996.

       This discussion contains forecast information items that are "forward-looking statements" as defined in the federal Private Securities Litigation Reform Act of 1995. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not differ from estimates.

       Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including ongoing state and federal activities; future economic conditions; earnings-retention and dividend-payout policies; developments in the legislative, regulatory, and competitive environments in which the Company operates; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements and compliance with laws and regulations.

                       Liquidity and Capital Resources


       1. Liquidity. The Company's business is highly seasonal, with the vast majority of its annual revenues historically being generated in the second and third quarters. The third quarter historically generates the most substantial portion of revenues. Operating losses are expected in the first and fourth quarters.

       The first six months of fiscal 1997 generated a net loss of $9.9 million. Cash flow from operations was sufficient to cover fixed charges for the period. As anticipated, the Company reduced utilization of its senior credit facility by $29 million from the close of the first quarter. Management expects to reduce its utilization of its senior credit facility further to approximately 15% of current availability by the close of the third quarter.


                                17[PAGE]

                       ASC East, Inc. and Subsidiaries


       The Company's liquidity was positively affected by the sale of the Waterville Valley and Mount Cranmore resorts which closed November 27, 1996. The sale price for the resorts was $17.5 million, with $14.8 million paid in cash at closing. The net proceeds from the sale were used to reduce indebtedness under the Company's senior credit facility and availability on the senior credit facility was reduced to $57.5 million at that time. In accordance with its existing terms, the Company's senior credit facility was further reduced on January 15, 1997 to a maximum availability of $50 million.

       Management believes cash flow from second and third quarter operations, combined with borrowings under its senior credit facility, will be sufficient to meet its cash operating requirements for the remainder of the 1997 fiscal year and the first and second quarters of fiscal 1998 and a significant summer capital program.

       2. Capital Resources. The Company's only material commitment for capital expenditures as of January 26, 1997 was the completion of construction of the Grand Summit Hotel at Attitash/Bear Peak, through its wholly-owned subsidiary Grand Summit Resort Properties, Inc. The approximate $13.3 million cost of the Grand Summit at Attitash/Bear Peak is funded through approximately $4.5 million in cash provided by the Company, and an $8.5 million construction loan provided through Key Bank of Maine. The acquisition of the Pico Mountain Ski resort on December 9, 1996 was funded through a combination of $2.9 million in borrowings under the Company's senior credit facility and $1.6 million present value of seller financing in the form of deferred and contingent purchase price.

       The Company has requested that availability under its senior credit facility be increased back to the $65 million level of last year based upon results of its third quarter operations. The Company does not anticipate any other material changes in the Company's capital resources. The Company's capital improvement plan for summer 1997 will not be finalized until operating results for the third quarter are known; however, the Company expects to implement a capital program in a range of $20 million to $30 million. The capital program is subject to funding, in part, through the requested increase in the Company's senior credit facility. Binding commitments for the increase in the senior credit facility have not been received. Construction of Grand Summit Hotels at up to four resorts scheduled for summer 1997 are expected to be funded through borrowings by the Company's wholly-owned subsidiary, Grand Summit Resort Properties, Inc., without recourse to ASC East, Inc. or any of its other subsidiaries.

                      Changes in Results of Operations

  Changes for the Second Quarter of Fiscal 1997 compared to the Second Quarter of Fiscal 1996.

       1. Resort revenues. Resort revenues increased from $26.5 million for the second quarter of fiscal 1996 to $59.4 million for the second quarter of fiscal 1997. The $32.9 million dollar increase in revenue is attributable to the addition of the S-K-I group of resorts in fiscal
  1997 due to the acquisition in June 1996.


                               18[PAGE]

       2. Real estate revenues. Real estate revenues decreased $2.6 million in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996. The decrease is attributable primarily to all the quarter-shares at the Summit Hotel at Sunday River being fully sold out in July 1996. The Company expects to complete construction of its new Grand Summit Hotel and Crown Club quarter-share hotel at the Attitash/Bear Peak Resort in April 1997 and begin to close on the over $5.5 million in quarter-share sales currently under contract by the end of the third quarter.

       3. Cost of resort operations. Cost of resort operations increased from $15.0 million for the second quarter of fiscal 1996 to $39.0 million for the second quarter of fiscal 1997. The increase of $24.0 million, or 160%, is principally attributable to the inclusion of the S-K-I group of resorts.

       4. Cost of real estate operations. Cost of real estate operations decreased $2.3 million in the second quarter of fiscal 1997. The decrease is attributable primarily to all the quarter-shares at the Summit Hotel at Sunday River being fully sold out in July 1996. Accordingly, cost of real estate operations has decreased consistently with real estate revenues.

       5. Marketing, General and Administrative. M,G&A expense increased from $2.9 million for the second quarter of fiscal 1996 to $7.7 million for the second quarter of fiscal 1997. The inclusion of the S-K-I Resorts accounts for 92% of the increase. The Company's Pre-Merger Resorts showed a 8% increase compared to the same quarter of fiscal 1996 attributable to increased marketing campaigns and start up expenses of the American Skiing Company.

       6. Depreciation & Amortization. Depreciation and amortization increased from $2.5 million for the second quarter of fiscal 1996 to $7.3 million for the second quarter of fiscal 1997. Approximately 92% of this increase relates to the acquisition of the S-K-I Resorts and depreciation on approximately $14 million in capital expenditures at the S-K-I Resorts during the summer of 1996. The remaining 8% resulted from capital improvements at the Pre-Merger Resorts.

       7. Interest Expense. Interest expense increased from $.8 million for the second quarter of fiscal 1996 to $5.6 million for the second quarter of fiscal 1997. The increase was caused by additional indebtedness issued in conjunction with the acquisition of S-K-I Ltd. and the Company's summer 1996 capital improvement program.

       8. Income Tax Expense. Income tax expense increased from a $.3 million benefit for the second quarter of fiscal 1996 to a provision of $.2 million for the second quarter of fiscal 1997. This increase is attributable principally to two factors: (i) the conversion of the most profitable Pre-Merger Resorts from "S" corporations (which had no direct corporate income tax expense in fiscal 1996 due to their "S" status), to "C" corporations for federal income tax purposes, (ii) the inclusion of the net income of the S-K-I Resorts for the quarter.

                                     19[PAGE]


                       ASC East, Inc. and Subsidiaries


                           Changes in Results of Operations

  Changes for the First Six Months of Fiscal 1997 compared to the First Six Months of Fiscal 1996.

       1. Resort revenues. Resort revenues increased from $30.9 million for the six months ended January 28, 1996 to $71.1 million for the six months ended January 26, 1997. The increase of $40.2 million is attributable to the addition of the S-K-I group of resorts in fiscal
  1997 due to the acquisition in June 1996.

       2. Real estate revenues. Real estate revenues decreased $1.4 million for the six months January 26, 1997 as compared to the six months ended January 28, 1996. The decrease is attributable primarily to all of the quarter-share units at the Summit Hotel at Sunday River being fully sold out in July 1996. The real estate revenue for the six months ended January 26, 1997 is primarily attributable to the sales of Locke
  Mountain townhouses at Sunday River Ski Resort. The Company expects to complete construction of its new Grand Summit Hotel and Crown Club quarter-share hotel at the Attitash Bear Peak Resort in April 1997 and begin to close on the over $5.5 million in quarter-share sales currently under contract by the end of the third quarter of fiscal 1997.

       3. Cost of resort operations. Cost of resort operations increased from $20.3 million for the six months ended January 28, 1996 to $54.0 million for the six months ended January 26, 1997. The increase of $33.7 million, or 166%, is attributable principally to the inclusion of the S-K-I group resorts.

       4. Cost of real estate operations. Cost of real estate operations decreased $1.5 million for the six months ended January 26, 1997 as compared to the six months ended January 28, 1996. The decrease is attributable primarily to all the quarter-shares at the Summit Hotel at Sunday River being fully sold out in July 1996. Accordingly, cost of real estate operations has decreased consistently with real estate revenues.

       5. Marketing, General and Administrative. M,G&A expense increased from $5.5 million in the first six months of fiscal 1996 to $12.5 million in the first six months of fiscal 1997. The inclusion of the S-K-I Resorts accounts for 94% of the increase. The Company's Pre-Merger Resorts showed an increase of 10% compared to the prior fiscal year's six months attributable to new marketing campaigns and start up expenses for the American Skiing Company.

       6. Depreciation & Amortization. Depreciation and amortization increased from $2.8 million to $8.9 million from the first six months of fiscal 1996 compared to the first six months of fiscal 1997. Approximately 79% of this increase relates to the acquisition of the S-K-I Resorts, and depreciation of the $14 million in capital expenditures made at those resorts during the summer of 1996. The remainder resulted from capital improvements over the last year at the Pre-Merger Resorts.


                                    21[PAGE]

                       ASC East, Inc. and Subsidiaries



       7. Interest Expense. Interest expense increased from $1.5 million in the first six months of fiscal 1996 to $13.0 million in the first six months of fiscal 1997. The increase was caused by the increase in the Company's indebtedness in conjunction with the acquisition of S-K-I Ltd. and the Company's summer 1996 capital improvement program.

       8. Income Tax Benefits. Income tax benefit increased from $.4 million for the first six months of fiscal 1996 to $6.1 million for the first six months of fiscal 1997 attributable to seasonally related first quarter losses.

                       Changes in Financial Condition


  Changes for the First Six months of Fiscal 1997 Compared to Year-End Fiscal 1996.


       1. Investments Held in Escrow. Investments held in escrow decreased $7.2 million. This is entirely due to the scheduled interest payment on January 15, 1997 in connection with the Company's 12% Senior
  Subordinated Notes due 2006.

       2. Income Tax Receivable. Income tax receivable increased $6.1 million. The increase is attributable in full to the loss experienced by the Company in the first six months of fiscal 1997.

       3. Inventory. Inventories increased $1.7 million. The increase is due to the Company's seasonal operating cycle.

       4. Assets Held for Resale. Assets held for resale decreased $14.9 million. This is due to the divestiture of Waterville and Cranmore as required by the consent decree with the Department of Justice ("DOJ").

       5. Property, Plant and Equipment. Increased $10.3 million, attributable to capital expenditures of $18.7 million net of $8.4 million in depreciation expense.

       6. Long Term Investment. Long term investments increased $2.6 million primarily due to the $2.7 million dollar note received in conjunction with the divestiture of Waterville and Cranmore.

       7. Goodwill. Goodwill increased $1.2 million. The increase is due to a change in the purchase accounting related to the acquisition of S-K-I, Ltd. This increase relates to the divestiture of Waterville and Cranmore and classifying the expenses related to maintaining the properties until sold, as required by the DOJ consent decree, as a reduction in the purchase price allocated to the assets divested.

       8. Other Assets. Other assets decreased $1.4 million. The decrease is attributable to the development and sale of Locke Mountain Townhouses at Sunday River.


                                21[PAGE]

       9. Current Portion of Long-Term Debt. Current portion of long-term debt decreased $14.5 million. This decrease is primarily attributable to reductions in the Senior Credit Facility due to proceeds from the divestiture of Waterville and Cranmore, and cash from operations.

       10. Accounts Payable. Accounts payable increased $3.5 million. The increase is attributable to increased operating expenses related to the ski season.

       11. Deposits and Unearned Revenue. Deposits and unearned revenue increased $9.0 million. This increase is related to lodging deposits, multi-day ticket products and unearned season pass revenue.

       12. Other Accrued Expenses. Other accrued expenses increased $16.7 million. The increase is related to real estate leases and other payments that are determined as a percentage of revenue.

       13. Minority Interest. Minority interest decreased $2.5 million. This is related to the Company's acquisition of the remaining 49% of Sugarloaf. (See footnote number 2)

       14. Other Long-Term Liabilities. Other long-term liabilities decreased $2.0 million. This decrease is due to scheduled repayments of loans and capital leases.

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

                                          AMERICAN SKIING COMPANY


  Date: February 23, 1998                    /s/ Thomas M. Richardson

                                          Thomas M. Richardson
                                          Senior Vice President Finance
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

  Date: February 23, 1998                   /s/ Christopher E. Howard

                                          Christopher E. Howard
                                          Chief Administrative Officer and
                                          General Counsel
                                          (Duly Authorized Officer)








                                     23[PAGE]