Form 10-Q
period 1998-01-25
AMERICAN SKIING CO
filed 1998-03-11
CIK 1019293

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED JANUARY 25, 1998

                         _____________________________

                        Commission File Number 333-9763
                         _____________________________

                                 ASC East, Inc.
             (Exact name of registrant as specified in its charter)

     Maine                                             01-0503382
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)           Identification No.)

     P.O. Box 450                                           04217
     Bethel, Maine
     (Address of principal executive office)           (Zip Code)

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

                         Yes [X]   No [  ]

          The number of shares outstanding of each of the issuer's classes of common stock was 978,300 shares of common stock $.01 par value outstanding as of March 11, 1998.

                              [PAGE]


                        ASC East, Inc. and Subsidiaries


                               Table of Contents

     Part I Financial Information........................   1

     Item 1 Financial Statements ........................   2

          Condensed Consolidated Statement of Operations
          (Unaudited) for the Three Months Ended
          January 25, 1998 and January 26, 1997..........   2

          Condensed Consolidated Statement of Operations
          (Unaudited) for the Six Months Ended January 25,
          1998 and January 26, 1997......................   4

          Condensed Consolidated Balance Sheet (Unaudited)
          as of January 25, 1998 and July 27, 1997.......   6

          Condensed Consolidated Statement of Cash
          Flows(Unaudited) for the Six Months Ended
          January 25, 1998 and January 26, 1997..........   8

          Notes to (Unaudited) Condensed Consolidated
          Financial Statements...........................   10

     Item 2 Management's Discussion and Analysis of
     Financial Condition and Results of Operations.......   16

          General........................................   16

          Liquidity and Capital Resources................   16

          Changes in Results of Operations...............   21

          Changes in Financial Condition.................   23

     Part II Other Information...........................   26




















                                       i[PAGE]


                        ASC East, Inc. and Subsidiaries
                         Part I - Financial Information
                                     Item 1
                              Financial Statements

     This Form 10 Q is filed by ASC East, Inc. for itself and its following wholly-owned subsidiaries:

     Sunday River Skiway Corporation      Sunday River, Ltd
     Sunday River Transportation          Perfect Turn, Inc
     LBO Holding, Inc.                    Sugarbush Resort Holdings, Inc.
     Mountain Wastewater Treatment, Inc.  Sugarbush Leasing Company
     Sugarbush Restaurants, Inc.          AJT, Inc. (f/k/a Cranmore, Inc.)
     S-K-I Limited                        Pico Ski Area Management
     Killington, Ltd.                     Deerfield Operating Company
     Mount Snow, Ltd.                     Sugartech
     Sugarloaf Mountain Corporation       Resort Technologies, Inc.
     Killington Restaurants, Inc.         Mountainside Corporation
     Dover Restaurants, Inc.              Resort Software Services, Inc.
     WVSAL, Inc. (f/k/a Waterville
     Valley Ski Area, Ltd.)


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



                                       1[PAGE]


                        ASC East, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
               (in thousands except share and per share amounts)

                                         For the Three Months Ended
                                         January 25,    January 26,
                                             1998          1997
                                         (Unaudited)    (Unaudited)
     Net revenues:
       Resort                                  $70,849      $59,418
       Real estate                               7,890        1,740
                                          --------------------------
     Total net revenues                         78,739       61,158

     Operating expenses:
       Resort                                   44,202       38,995
       Real estate                               5,223          935
       Marketing, general and
       administrative                            7,256        7,709
       Depreciation & amortization               8,151        7,344
                                          --------------------------
     Total operating expenses                   64,832       54,983
                                          --------------------------

     Income from operations                     13,907        6,175

       Interest expense                          5,345        5,557
                                          --------------------------

     Income before provision for income
     taxes                                       8,562          618

     Provision for income tax expense            3,340          235
     Net income from continuing
     operations                                  5,222          383


     Extraordinary loss, net of income
     tax benefit of $2,854                       4,464            -
                                          --------------------------

     Net income                                   $758         $383
                                          ==========================
     Retained earnings, beginning of
     the period                                   $951       $7,838
     Add: Net income                               758          383
                                         --------------------------
     Retained earnings, end of period           $1,709       $8,221
                                         ==========================



                                       2[PAGE]


                        ASC East, Inc. and Subsidiaries

                                          For the Six Months Ended
                                          January 25,   January 26,
                                             1998          1997
                                          (Unaudited)   (Unaudited)

     Earnings per common share -
     basic and diluted:
     Income from continuing
     operations                                  $5.34        $0.39
     Extraordinary loss                        ($4.56)            -
     Net income                                  $0.78        $0.39

     See accompanying Notes to (Unaudited) Condensed Consolidated
     Financial Statements.






                                       3[PAGE]


                        ASC East, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
               (in thousands except share and per share amounts)

                                          For the Six Months Ended
                                          January 25,   January 26,
                                             1998          1997
                                          (Unaudited)   (Unaudited)
     Net revenues:
        Resort                                 $84,504       $71,146
        Real estate                              8,700         3,309
                                          --------------------------
     Total net revenues                         93,204        74,455

     Operating expenses:
        Resort                                  61,735        54,029
        Real estate                              6,148         1,967
        Marketing, general and
        administrative                          13,796        12,501
        Depreciation & amortization              9,601         8,871
                                          --------------------------
     Total operating expenses                   91,280        77,368
                                          --------------------------

     Income (loss) from operations               1,924       (2,913)

        Interest expense                        12,052        13,071
                                          --------------------------

     Loss before benefit for income
     taxes                                    (10,128)      (15,984)

        Benefit for income tax expense         (3,949)       (6,074)
                                          --------------------------
     Net loss from continuing
     operations                                (6,179)       (9,910)

     Extraordinary loss, net of income
     tax benefit of $2,854                       4,464             -
                                          --------------------------
     Net loss                                $(10,643)      $(9,910)
                                          ==========================

     Retained earnings, beginning of
     the period                                $12,352       $18,131
     Add: Net loss                            (10,643)       (9,910)
                                          --------------------------
     Retained earnings, end of period           $1,709        $8,221
                                          ==========================



                                       4[PAGE]


                        ASC East, Inc. and Subsidiaries

                                          For the Six Months Ended
                                          January 25,   January 26,
                                             1998          1997
                                          (Unaudited)   (Unaudited)

     Earnings per common share -
     basic and diluted:
     Loss from continuing operations             ($6.32)    ($10.13)
     Extraordinary loss                          ($4.56)           -
     Net loss                                   ($10.88)    ($10.13)


     See accompanying Notes to (Unaudited) Condensed Consolidated
     Financial Statements.




                                       5[PAGE]


                        ASC East, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                        January 25,   July 27, 1997
                                            1998
                                        (Unaudited)

     ASSETS
     Current assets
        Cash and cash equivalents              $8,222        $2,634
        Restricted cash                         3,505         2,812
        Accounts receivable                     9,396         3,801
        Inventory                              13,746         7,282
        Prepaid expenses                        2,389         1,579
        Deferred tax assets                       770           422
                                          --------------------------
     Total current assets                      38,028        18,530

        Property and equipment, net           265,844       242,617
        Real estate developed for sale         65,388        23,540
        Long-term investments                   2,432         3,507
        Goodwill                               19,011        10,664
        Deferred financing costs                7,081         8,334
        Other assets                            4,622         4,998
                                          --------------------------
     Total assets                            $402,406      $312,190
                                          ==========================



     See accompanying Notes to (Unaudited) Condensed Consolidated
     Financial Statements.



                                       6[PAGE]


                        ASC East, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                     January 25, 1998   July 27, 1997
                                         (Unaudited)

     LIABILITIES & SHAREHOLDERS' EQUITY
     Current liabilities
       Line of credit and current
       portion of long-term debt            $24,704          $33,248
       Accounts payable and other
       current liabilities                   36,675           25,738
       Deposits and deferred
       revenue                               19,010            4,379
       Due to (from) affiliate               14,657          (1,260)
       Due to shareholder                     1,933            1,933
                                           --------------------------
     Total current liabilities               96,979           64,038

       Long-term debt                        97,621           46,833
       Subordinated notes and
       debentures                           127,867          149,749
       Deferred income taxes                 21,919           28,514
       Other long-term liabilities            7,405            6,932
                                           --------------------------
     Total liabilities                      351,791          296,066

     Shareholders' equity
       Common stock                              10               10
       Paid in capital                       48,896            3,762
       Retained earnings                      1,709           12,352
                                           --------------------------
     Total shareholders' equity              50,615           16,124
                                           --------------------------
     Total liabilities and
     shareholders' equity                  $402,406         $312,190
                                            =========================



     See accompanying Notes to (Unaudited) Condensed Consolidated
     Financial Statements.



                                       7[PAGE]


                        ASC East, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)


                                        For the Six Months Ended

                                         January 25,    January 26,
                                           1998           1997
     Cash flows from operating           (Unaudited)    (Unaudited)
     activities
     Net loss                             $(10,643)         $(9,910)

     Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization            9,601            8,871
     Deferred income taxes                  (6,943)              363

     Decreases (increases) in assets:

     Investments held in escrow and
     restricted cash                          (693)            7,240
     Accounts receivable                    (5,595)            (489)
     Income taxes receivable                      -          (6,074)
     Inventory                              (6,464)          (1,703)
     Prepaid expenses                         (810)            (247)
     Real estate developed for sale        (41,848)                -
     Other current assets                         -              723
     Other assets                               376              197

     Increases (decreases) in liabilities:

     Accounts payable and other current
     liabilities                             10,937           20,333
     Deposits and deferred revenue           14,631            8,892
     Due to affiliate                        15,917                -
     Other long-term liabilities                473                -
                                           --------------------------

     Net cash flow provided by (used
     in) operating activities               (21,061)          28,196



                                       8[PAGE]


                        ASC East, Inc. and Subsidiaries

                                        For the Six Months Ended
                                     January 25, 1998  January 26, 1997

                                       (Unaudited)        (Unaudited)
     Cash flows from investing activities:

     Assets held for resale                       -           14,921
     Additions to property and
     equipment                             (32,166)         (18,351)
     Purchase of ski resort
    minority interest                             -          (2,492)
     Sale (purchase) of long-term
     investment                               1,075          (2,582)

     Net cash used in investing            --------------------------
     activities                            (31,091)          (8,504)


     Cash flows from financing activities:

     Reductions in note payable to
     shareholder                                  -            (621)
     Proceeds from construction loan         50,432                -
     Proceeds from term loan                 30,000                -
     Proceeds from revolving line of
     credit                                  25,676                -
     Repayment of revolving line of
     credit                                (59,623)                -
     Proceeds from capital
     contribution from ASC                   36,650                -
     Repayment of subordinated debt        (21,882)                -
     Reductions to long-term debt
                                            (3,513)         (19,717)
                                           --------------------------
     Net cash provided by (used in)
     financing activities                    57,740         (20,338)

     Net increase (decrease) in cash and
     cash equivalents                         5,588            (646)
     Cash and cash equivalents at
     beginning of period                      2,634            4,087
                                           --------------------------

     Cash and cash equivalents at end
     of period                               $8,222           $3,441
                                           ==========================



     See accompanying Notes to (Unaudited) Condensed Consolidated
     Financial Statements.

                                       9[PAGE]


                        ASC East, Inc. and Subsidiaries
     Notes to (Unaudited) Condensed Consolidated Financial Statements

          1. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 25, 1998, and July 27, 1997, the results of operations for the quarter and six months ended January 25, 1998 and January 26, 1997, and the statement of cash flows for the six months ended January 25, 1998 and January 26, 1997. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the Company's Form 10K filed with the Securities and Exchange Commission on October 30, 1997.

          2. Income Taxes. The provision for income taxes is based on a projected annual effective tax rate of 39%. Deferred income taxes include the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

          3. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business which is ownership and operation of ski resorts.

          4. Net Income per Common Share. Effective January 25, 1998, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for public entities. Earnings per share for the three-month and six-month periods ended January 25, 1998 and January 26, 1997 were determined as follows:

        (in thousands)      Three Months Ended       Six Months Ended
                           January 25 January 26  January 25 January 26
            Income            1998       1997       1998        1997
                          -----------------------------------------------
     Net income (loss)         $5,222       $383   ($6,179)    ($9,910)
     Extraordinary loss       (4,464)          -    (4,464)           -
                          -----------------------------------------------
     Net income (loss)
     available to common
     shareholders                 758        383   (10,643)     (9,910)
                          ===============================================


                                       10[PAGE]


                        ASC East, Inc. and Subsidiaries
                                     For the Six Months Ended

        (in thousands)      Three Months Ended       Six Months Ended
                           January 25 January 26  January 25 January 26
            Income            1998       1997       1998        1997
                          -----------------------------------------------

            Shares
     Weighted-average
     common shares
     outstanding - basic          978       978        978          978
     and diluted
                          ===============================================

          5. Adjustments and Reclassifications. Certain amounts in the prior unaudited condensed consolidated financial statements have been reclassified to conform to the current presentation.

          6. Guarantors of Debt. The 12% Senior Subordinated Notes are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception of Grand Summit Resort Properties, Inc., Ski Insurance, Killington West, Ltd., Mountain Water Company, and Club Sugarbush, Inc., (the non-guarantors). The guarantor subsidiaries are wholly-owned subsidiaries of the company and the guarantees are full, unconditional, and joint and several. The guarantor information for the period ended January 25, 1998, is as follows:


       Statement of operations for the six months ended January 25, 1998
                                 (in thousands)
                             ASC East    Guarantor     Non-Guarantor    Eliminating   Consolidated
                                        Subsidiaries   Subsidiaries       Entries      ASC East
                            (unaudited) (unaudited)    (unaudited)       (unaudited)   (unaudited)
                            -----------------------------------------------------------------------
     Net revenues:
       Resort                 $2,815      $81,438         $953            $(702)        $84,504
       Real estate               -            722        7,978                 -          8,700
                            -----------------------------------------------------------------------
     Total net revenues        2,815       82,160        8,931             (702)         93,204

     Operating expenses:
       Resort                  1,127       60,268        1,042             (702)         61,735
       Real estate               -            466        5,682                 -          6,148
       Marketing, general
       and administrative      1,932       11,853           11                 -         13,796
       Depreciation and
       amortization              828        8,769            4                 -          9,601
                            -----------------------------------------------------------------------
     Total operating expenses  3,887       81,356        6,739             (702)         91,280

     Income (loss) from       (1,072)         804        2,192                  -         1,924
     operations

       Interest expense        8,415        4,124         (487)                 -        12,052
                            -----------------------------------------------------------------------
    Income (loss) before
     benefit for income       (9,487)      (3,320)       2,679                  -       (10,128)
     taxes

       Benefit for income     (3,124)      (1,421)         596                  -        (3,949)
       taxes
                            -----------------------------------------------------------------------
     Net income (loss)
     from continuing         (6,363)       (1,899)       2,083                  -        (6,179)
     operations

     Extraordinary loss       4,266           198            -                  -         4,464
                            -----------------------------------------------------------------------
     Net income (loss)     $(10,629)      $(2,097)      $2,083                  -       (10,643)

                                       11[PAGE]


                        ASC East, Inc. and Subsidiaries
                       Balance Sheet at January 25, 1998
                                 (in thousands)

                             ASC East    Guarantor     Non-Guarantor    Eliminating   Consolidated
                                        Subsidiaries   Subsidiaries       Entries      ASC East
                            (unaudited) (unaudited)    (unaudited)       (unaudited)   (unaudited)
     ASSETS

     Current assets

      Cash and cash
      equivalents              $18         $6,231         $1,973             $-          $8,222
      Restricted cash            -            581          2,924              -           3,505
      Accounts receivable      989          6,553          1,854              -           9,396
      Inventory                204         13,542              -              -          13,746
      Prepaid expenses         499            817          1,073              -           2,389
      Deferred tax assets        -            422            348              -             770
                            -----------------------------------------------------------------------
     Total current assets    1,710         28,146          8,172              -          38,028

      Property and
      equipment, net         3,314        258,779          3,751              -         265,844
      Real estate
      developed for sale         -          2,961         62,427              -          65,388
      Long-term investment       -              -          2,432              -           2,432
      Goodwill              19,011              -             -               -          19,011
      Deferred financing
      costs                  7,080              -              1              -           7,081
      Other assets               -          4,622             -               -           4,622
      Investment in
      Subsidiaries         120,118        141,960             -          (262,078)           -
                            -----------------------------------------------------------------------
     Total assets         $151,233       $436,468        $76,783        $(262,078)      $402,406
                           ========================================================================

                                       12[PAGE]


                        ASC East, Inc. and Subsidiaries

                       Balance Sheet at January 25, 1998
                                 (in thousands)
                                                ASC East      Guarantor     Non-Guarantor    Eliminating   Consolidated
                                                             Subsidiaries   Subsidiaries       Entries      ASC East
                                                (unaudited)  (unaudited)    (unaudited)       (unaudited)   (unaudited)
                            -----------------------------------------------------------------------

     LIABILITIES & SHAREHOLDERS' EQUITY
     Current liabilities
      Line of credit and
      current portion of long-term debt         $21,000         $3,054          $650            $-            $24,704
      long-term debt
      Accounts payable
      and other current liabilities               2,475         32,798         1,432             (30)          36,675
      Due to shareholder                            -            1,933            -              -              1,933
      Deposits and
      deferred revenue                              915         15,191         2,904             -             19,010
      Due to affiliate                          (51,549)        83,143       (16,937)            -             14,657
                            -----------------------------------------------------------------------
     Total current liabilities                  (27,159)       136,119       (11,951)           (30)           96,979

      Long-term debt                             33,358         13,774        50,489                           97,621
      Deferred income taxes                     (14,555)        36,299           175                           21,919
      Subordinated notes
      and debentures                            116,917         10,950           -              -             127,867
      Other long-term liabilities                   298          3,300        3,807             -               7,405
                            -----------------------------------------------------------------------
     Total liabilities                          108,859        200,442       42,520            (30)           351,791

     Shareholders' equity
      Common stock                                   10            180            2           (182)                10
      Paid in capital                            48,876        213,037       30,383       (243,400)            48,896
      Retained earnings (deficit)                (6,512)        22,809       3,878         (18,466)             1,709
                            -----------------------------------------------------------------------
     Total equity                                42,374        236,026       34,263       (262,048)            50,615

                            -----------------------------------------------------------------------
     Total liabilities and equity              $151,233       $436,468      $76,783 $     (262,078)          $402,406
                            =======================================================================

                                       13[PAGE]


                        ASC East, Inc. and Subsidiaries

     Statement of cash flows for the six month period ended January 25,1998
                                 (in thousands)

                             ASC East    Guarantor     Non-Guarantor    Elimination   Consolidated
                                        Subsidiaries   Subsidiaries                    ASC East
                            (unaudited) (unaudited)    (unaudited)       (unaudited)   (unaudited)

     Cash flows from
     operating
     activities

     Net income (loss)      $(10,629)     $(2,097)        $2,083                        $(10,643)

     Adjustments to
     reconcile net
     income (loss) to
     net cash provided
     by (used in)
     operating
     activities:
     Depreciation and
     amortization                828        8,769              4                             9,601
     Deferred income taxes    (5,852)        (775)          (316)                           (6,943)

     Decreases (increases) in
     assets:

     Restricted cash                -        (208)          (485)                             (693)
     Accounts receivable        (848)      (2,986)          (810)          (951)            (5,595)
     Inventory                    80       (6,544)             -                            (6,464)
     Prepaid expenses           (133)        (274)          (403)                             (810)
     Real estate
     developed for sale             -      (2,040)       (39,808)                          (41,848)
     Other assets                349           27              -                               376


     Increases (decreases)
     in liabilities:

     Accounts payable and
     other current liabilities   277        14,823         (4,141)           (22)           10,937
     Deposits and
     deferred revenue            378        13,838            415                           14,631
     Due to affiliate          3,129        15,962         (3,011)           (163)          15,917
     Other long-term
     liabilities                (194)        1,059           (392)                             473
                            -----------------------------------------------------------------------
     Net cash flows
     provided by (used
     in) operating
     activities              (12,615)       39,554         (42,868)         (1,136)         (21,061)

     Cash flows from
     investing
     activities:

     Additions to
     property and
     equipment               (1,987)      (30,037)            (142)                         (32,166)
     Sale of long-term
     investments                 -              -            1,075                             1,075
                            -----------------------------------------------------------------------
     Cash provided by
     (used in) investing
     activities              (1,987)      (30,037)             933                           (31,091)

                                       14[PAGE]


                        ASC East, Inc. and Subsidiaries

                             ASC East    Guarantor     Non-Guarantor    Elimination   Consolidated
                                        Subsidiaries   Subsidiaries                    ASC East
                            (unaudited) (unaudited)    (unaudited)       (unaudited)   (unaudited)

     Cash flows from
     financing
     activities:

     Proceeds from
     construction loan           -             -           50,423                           50,432
     Proceeds from term
     loan                   30,000             -                -                           30,000
     Proceeds from
     revolving line of
     credit                 25,676             -                -                           25,676
     Repayment of
     revolving line of
     credit               (59,623)             -                -                          (59,623)
     Capital
     contribution from
     ASC                   36,004              -                -              646          36,650
     Repayments of
     subordinated debt    (21,882)             -                -                          (21,882)
     Additions
     (reductions) to
     long-term debt         4,427         (4,708)          (3,722)             490          (3,513)
                            -----------------------------------------------------------------------
     Net cash provided
     by (used in)
     financing
     activities            14,602         (4,708)           46,710           1,136          57,740

     Net increase
     (decrease) in cash
     and cash
     equivalents                -          4,809              779                -           5,588
     Cash and cash
     equivalents at the
     beginning of the
     period                    18          1,422            1,194                -            2,634
                            -----------------------------------------------------------------------
     Cash and cash
     equivalents at the
     end of the period     $   18         $6,231          $ 1,973          $     -          $ 8,222
                            =======================================================================

                                       15[PAGE]


                        ASC East, Inc. and Subsidiaries

                                     Item 2
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


                                    General


          We are pleased to present to you management's discussion and analysis of financial condition and results of operations for the first and second quarters of fiscal 1998. As you read the material below, we urge you to carefully consider our condensed, consolidated financial statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form 10K filed with the Securities Exchange Commission October 30, 1997.

                        Liquidity and Capital Resources



          Short-Term. The Company's primary short-term liquidity needs are funding seasonal working capital requirements, its summer 1998 capital improvement program, and servicing indebtedness. The 1998 summer capital improvements will include expenditures on lifts, trails, snow-making equipment and base facilities, as well as real estate development. Cash requirements for ski-related and real estate development activities are provided by separate sources. The Company's primary sources of liquidity for working capital and ski-related capital improvements are investments in the Company by its parent, American Skiing Company ("ASC"), cash flow from operations of its subsidiaries and borrowings under ASC's senior credit facility. Real estate development will be funded primarily through construction financing facilities established for major real estate development projects.

          The Company established a new credit facility on November 12, 1997 (the "New Credit Facility"). The New Credit Facility is a sub-facility under the senior credit facility of ASC, $75 million (up to $65 million of which is currently available) is available for borrowings by the Company. The New Credit Facility consists of a six-year revolving credit facility in the amount of $45 million and an eight-year term facility in the amount of $30 million.

          The revolving portion of the New Credit Facility is subject to annual 30-day clean down requirements to an outstanding balance of not more than $10 million. The maximum availability under the revolving facility will be reduced over the term of the New Credit Facility by certain prescribed amounts. The term portion of the New Credit Facility amortizes at a rate of approximately 1.0% of the principal amount for the first six years with the remaining portion of the principal due in two substantially equal installments in years seven and eight. Beginning July 1999, the New Credit Facility requires mandatory prepayment of 50% of excess cash flows during any period in which the ratio of the Company's total senior debt to EBITDA exceeds
     3.50 to 1, tested on a consolidated basis with that of ASC and its
                                       16[PAGE]


                        ASC East, Inc. and Subsidiaries

     remaining subsidiaries. In no event, however, will such mandatory prepayments reduce the revolving facility commitment below $35 million. The New Credit Facility contains affirmative, negative and financial covenants customary for this type of senior credit facility including maintenance of customary financial ratios. With the exception of a leverage test, compliance with financial covenants is determined on a consolidated basis with the remainder of the credit facility for ASC and its other subsidiaries, notwithstanding the bifurcation of that facility into sub-facilities. The New Credit Facility is secured by substantially all the assets of the Company and its subsidiaries, except for the Company's real estate development subsidiaries, which are not borrowers under the New Credit Facility.

          The Company's 1998 summer capital program is expected to total between $15 million and $20 million, excluding real estate development. The combination of capital contributions from ASC, cash flow from resort operations, capital leases and the New Credit Facility are expected to provide sufficient funds to meet short-term liquidity needs for working capital and skiing related capital expenditures.

          The Company expects to benefit from capital contributions from ASC resulting from an exchange offer made by its parent prior to close of its 1998 fiscal year. The exchange offer will be made to holders of the Company's $120 million 12% Senior Subordinated Notes due 2006 to exchange those obligations for substantially similar obligations of ASC. As part of the same transaction, it is anticipated that ASC will issue approximately $50 million in additional senior subordinated notes. No commitments have been made by the Company or ASC relating to these transactions. The proceeds from the additional debt are not required to meet the Company's short-term liquidity needs; however, investments of the proceeds in the Company by ASC will provide the Company with substantial flexibility in pursuing its capital improvement and real estate development programs.

          The Company runs its real estate development through single purpose subsidiaries. Construction of the Company's existing Grand Summit Hotel projects is financed through an independent construction loan facility with recourse limited to the real estate development subsidiaries. The facility is a customary construction lending facility allowing advances as construction progresses. Each advance is subject to certain conditions, including obtaining certain levels of preconstruction sales. The loan is secured by first mortgages on the Company's Grand Summit properties. Principal is to be repaid at a rate of 80% to 85% of the proceeds generated by quartershare sales. The construction facility matures December, 2000. This facility, together with funds invested by the Company are considered sufficient to finance the Grand Summit projects scheduled for completion during the 1997-1998 ski season.

          The Company intends to continue real estate development at its eastern resorts during the summer of 1998. This real estate development is not currently funded and will require construction financing in order to proceed. It is anticipated that construction financing will consist of two components. The senior component is expected to be a conventional construction loan arranged on a limited recourse basis similar to the Company's existing real estate development construction loan facility. A portion of the development

                                       17[PAGE]


                        ASC East, Inc. and Subsidiaries

     costs are expected to be financed through either a mezanine debt facility established directly with the real estate subsidiary or through capital contributions by its parent derived from additional subordinated debt incurred by ASC.

          Long-Term. The Company's primary long-term liquidity needs are to fund skiing related capital improvements at certain of its resorts and extensive development of its slopeside real estate. There is a considerable degree of flexibility in the timing and, to a lesser degree, in the scope of these capital improvements. Although specific capital expenditures can be deferred for extended periods, continued growth in skier visits, revenues and profitability will require continued capital investment in on-mountain improvements. The Company's practice is to finance on-mountain capital improvements through resort cash flow and its New Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending on future availability of cash flow from each season's resort operations and future borrowing availability under the New Credit Facility.

          Development of Grand Summit hotels at several resorts and alpine villages at Sunday River and Killington will require substantial funding. The Company expects to undertake these projects through single purpose subsidiaries with financing provided principally on a limited recourse basis. The Company's ability to directly contribute equity toward or otherwise guarantee real estate development is limited to $25 million under the New Credit Facility, tested on a consolidated basis with ASC and its remaining subsidiaries. Financing commitments for future real estate development do not currently exist. The Company will be required to establish construction facilities for these projects before undertaking each development.



                         Significant Events

          New Credit Facility. The Company entered into the New Credit Facility described above under the heading "Liquidity and Capital Resources" contemporaneously with the closing by ASC of its initial public offering on November 12, 1997.

          Consent Solicitation. Contemporaneously with the November 12, 1997 closing, the Company closed the amendment (the "Amendment") of the indenture (the "12% Note Indenture") relating to its 12% Senior Subordinated Notes due 2006 (the "12% Notes") to permit the consummation of the initial public offering of ASC without requiring the Company to make a Change of Control Offer (as defined). The 12%
     Note Indenture required the consent of the holders of at least a majority in aggregate principal amount of the 12% Notes to amend the 12% Note Indenture. The Company obtained the requisite amount of consents pursuant to the consent solicitation, and executed a supplemental indenture to give effect to the Amendment. In connection with the consent solicitation, the Company paid to the consenting holders of the 12% Notes a customary consent payment.

                                       18[PAGE]


                        ASC East, Inc. and Subsidiaries

          Redemption of Subordinated Notes. A portion of the proceeds from the New Credit Facility have been be used to make an approximate $27.7 redemption of all outstanding 13/% Subordinated Discount Notes due 2007 of the Company (the "Subordinated Notes"). The indenture relating to the Subordinated Notes provided for a redemption price equal to 113.75% of the carrying value of the Subordinated Notes on the redemption date. The Company recorded a pretax loss of approximately $4.3 million related to the repayment of the Subordinated Notes.

          Land Exchange. The Company consummated a land exchange with the State of Vermont on December 1, 1997. The exchange results in the Company's obtaining ownership of over 1,000 acres of valuable developmental real estate at the base of the Killington resort.


                                  Subsequent Events



          Interest Rate Swap. On February 5, 1998 the Company entered into an interest rate swap arrangement with BankBoston that effectively lowers the interest rate on its 12% notes to 9%. The Company's principal risk on the transaction is that LIBOR decreases below 6.9% in July 2001 when another swap agreement can be entered into.



                                       19[PAGE]


                        ASC East, Inc. and Subsidiaries

                             Forward-Looking Statements

          Certain of the statements contained in this section of the report, including those under "Financial Condition," are forward-looking. While the Company believes that these statements are accurate, its business is highly seasonal and is dependent upon weather and general economic conditions and various conditions specific to its industry. Future trends and results cannot be predicted with certainty and actual results could differ materially from the forward-looking statements. In particular:

          1. Ski and resort operations are highly seasonal. Over the last five fiscal years, the Company realized an average of approximately 86% of its resort revenues during the period from November through April, with a significant portion of these resort revenues (and approximately 23% of annual skier visits) being generated during the Christmas and Presidents' Day vacation weeks. Unfavorable weather or market conditions during these periods could have a material adverse effect on operating results and financial performance.

          2. The development of ski resorts is capital intensive. The Company's expansion of its resorts is dependent upon availability of the necessary capital. There can be no assurance that the Company will have adequate funds, from internal or external sources, to make all planned and required capital expenditures over the long term.

          3. Real estate development and the Company's ability to generate revenues from sales therefore may be adversely affected by numerous factors, many of which are beyond the control of the Company. These factors include the national and regional economic climate, the ability of the Company to obtain the necessary zoning, land use, building, occupancy and other required governmental permits and authorizations and changes in real estate, zoning, land use, environmental and tax laws. In addition, real estate development will be dependent upon, among other things, receipt of adequate financing on suitable terms, obtaining and maintaining the requisite permits and licenses and, in certain circumstances, acquiring additional real estate. There can be no assurance that such financing, permits, licenses and real estate are obtainable.



                                       20[PAGE]


                        ASC East, Inc. and Subsidiaries


                        Changes in Results of Operations

     Changes for the Second Quarter of Fiscal 1998 compared to the Second Quarter of Fiscal 1997.

          1.  Resort revenues.  Resort revenues increased 19.2%
          from $59.4 million for the second quarter of fiscal 1997 to $70.8 for the second quarter of fiscal 1998. The $11.4 million increase in revenue is principally attributable to increased skier visits at the Company's resorts, combined with increased lift ticket yields and the acquisition of various retail and food and beverage operations.

          2. Real estate revenues. Real estate revenues increased $6.2 million in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997. The increase is attributable to closed sales at two of the Company's new quartershare Grand Summit hotels at Sunday River and Attitash.

          3. Cost of Resort Operations. Cost of resort operations increased 13.3% from $39.0 million to $44.2 million. The $5.2 million increase is principally attributable to increased costs associated with increased skier visits at the Company's resorts.

          4. Cost of Real Estate. Cost of real estate increased $4.3 million in the second quarter of fiscal 1998 as compared to the second fiscal quarter of 1997. The increase is related to increased sales and additional non-capitalizable costs associated with future projects.

          5. Provision for income taxes. Provision for income taxes increased $3.1 million in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997, and is entirely related to the $7.9 million increase in net income before provision for income taxes.

          6. Extraordinary loss. The extraordinary loss recorded by the Company is related to the early retirement of the Company's revolving line of credit, Subordinated Notes, and indebtedness related to the acquisition of Sugarbush.



                                       21[PAGE]


                        ASC East, Inc. and Subsidiaries

                        Changes in Results of Operations

     Changes for the First Six Months of Fiscal 1998 compared to the First
                           Six Months of Fiscal 1997.

          1. Resort revenues. Resort revenues increased 18.8% from $71.1 million for the six months ended January 25, 1998 to $84.5 million for the six months ended January 26, 1997. The $13.4 million increase in revenues is principally attributable to increased skier visits at the Company's resorts, an increase in yield per skier visit, and an the acquisition of various retail and food and bervage operations.

          2. Real estate revenues. Real estate revenues increased $5.4 million for the six months ended January 25, 1998 as compared to the six months ended January 26, 1997. The increase is attributable to closed sales at two of the Company's new Grand Summit quartershare condominium hotels at Sunday River and Attitash.

          3. Cost of Resort Operations. Cost of resort operations increased 14.3% from $54.0 million to $61.7 million. The $7.7 million increase is principally attributable to increased costs associated with increased skier visits at the Company's resorts.

          4. Cost of Real Estate. Cost of real estate increased $4.2 million for the six months ended January 25,1998 as compared to the six months ended January 26, 1997. The increase is related to increased sales and additional non-capitalizable costs associated with future projects.

          5. Marketing, General, and Administrative. Marketing, general, and administrative costs increased 10.4% from $12.5 million to $13.8 million. The increase is attributable to increased costs associated with the establishment of ASC corporate offices, the new Edge card program, lift programs, marketing initiatives and real estate development throughout the Company's resorts.

          6. Benefit for income taxes. Benefit for income taxes decreased 34.4% or $2.1 million for the six months ended January 25, 1998 as compared to the six month period ended January 26, 1997. The decrease is attributable to the $5.9 million decrease in loss before benefit for income taxes.

          7. Extraordinary loss. The extraordinary loss recorded by the Company is related to the early retirement of the Company's revolving line of credit, Subordinated Notes, and indebtedness related to the acquisition of Sugarbush.


                                       22[PAGE]


                        ASC East, Inc. and Subsidiaries
                         Changes in Financial Condition



      Changes for the First Six months of Fiscal 1998 Compared to year-end

                                  Fiscal 1997.


          1. Cash and cash equivalents. Cash and cash equivalents increased 212% or $5.6 million from $2.6 million as of July 27, 1997 to $8.2 million as of January 25, 1998. The primary reason for the increase is due to the increased activity related to the operating cycle of the Company.

          2. Accounts receivable. Accounts receivable increased 147% or $5.6 million from $3.8 million as of July 27, 1997 to $9.4 million as of January 25, 1998. The primary reason for the increase is due to increased operating activities due to the seasonal nature of the Company's business.

          3. Inventory. Inventories increased 89% or $6.5 million from $7.3 million as of July 27, 1997 to $13.7 million as of January 25,
     1998.   The increased inventory levels are directly related to the
     Company's operating cycle and additional retail operations in the Northeast.

          4. Property, plant and equipment. Property , plant, and equipment increased 9.6% or $23.2 million from $242.6 million as of July 27, 1997 to $265.8 million as of January 25, 1998. The $23.2 million increase is related to the capital improvement program at the resorts and the acquisition of the Wobbly Barn restaurant in Killington, VT.

          5. Real estate developed for resale. Real estate developed for resale increase 178% or $41.8 million from $23.5 million as of July 27, 1997 to $65.4 million as of January 25, 1998. The increase is attributable to $39.8 million in capital expenditures for the three quarter share Grand Summit hotel projects being constructed at the Killington, Mount Snow and Sunday River ski resorts and $2 million related to the construction of townhouses at Sunday River.

          6. Goodwill. Goodwill increased 78% or $8.3 million from $10.7 million as of July 27, 1997 to $19.0 million as of January 25, 1998. The increase of $8.3 million (net of amortization of existing goodwill) is attributable to American Skiing Company's (the Company's parent) exchange of shares of its common stock for shares of ASC East's common stock held by the minority interest shareholders.




                                       23[PAGE]


                        ASC East, Inc. and Subsidiaries

          7. Deferred financing costs. Deferred financing costs decreased $1.3 million or 15% from $8.3 million as of July 27, 1997 to $7.1 million as of January 25, 1998. The decrease is attributable to the extraordinary loss recorded from the early retirement of debt related to the Subordinated Notes. In addition, there was an extraordinary loss related to the early retirement of the Company's revolving line of credit, however write-off of these deferred financing fees was offset by the fees recorded relating to the New Credit Facility.

          8. Current portion of long term debt. Current portion of long term debt decreased 26% or $8.5 million from $33.2 million as of July 27, 1997 to $24.7 million as of January 25, 1998. The reason for the decrease is due to the New Credit Facility and its payment structure relative to the senior credit facility.

          9. Accounts payable and other current liabilities. Accounts payable and other current liabilities increased 43% or $10.9 million from $25.7 million as of July 27, 1997 to $36.7 million as of January 25, 1998. The increase is primarily attributable to the operating cycle of the Company and construction activities related to the quarter share Grand Summit hotel projects.

          10. Deposits and deferred revenue. Deposits and deferred revenue increased 334% or $14.6 million from $4.4 million as of July 27, 1997 to $19.0 million as of January 25, 1998. The increase is from the operating cycle of the Company and deferred revenue related to resort operations. There is also a $.5 million increase that is related to increases in deposits on quarter share Grand Summit units at the Killington, Mount Snow, and Sunday River resorts.

          11. Due to affiliate. Due to affiliate increased $15.9 million. The increase is primarily attributable to advances to the Company from its parent for operations and retirement of the senior credit facility.

          12. Long-term debt excluding current portion. Long-term debt increased 108% or $50.8 million from $46.8 million as of July 27, 1997 to $97.6 million as of January 25, 1998. The increase results primarily from a construction loan that was closed in August 1997 which has a balance of $50.5 million as of January 25, 1998.

          14. Subordinated notes and debentures. Subordinated notes and debentures decreased 14.6% or $21.9 million. The decrease is primarily attributable to the early retirement of the Subordinated Notes on December 29, 1997.


                                       24[PAGE]


                        ASC East, Inc. and Subsidiaries

          15. Deferred income taxes. Deferred income taxes decreased 23% or $6.6 million from $28.5 as of July 27, 1997 to $21.9 million as of January 25, 1998. The decrease is attributable to the deferred tax benefit recorded as a result of the operating loss generated for the six months ended January 25, 1998.

          16. Additional paid in capital. Additional paid in capital increased $45.1 million from $3.8 million as of July 27, 1997 to $48.9 million as of January 25, 1998. The increase is due to the following factors: 1) the Company's parent, American Skiing Company, exchanged shares of its common stock for the minority interest of the Company resulting in an increase of $8.7 million and 2) The Company's parent contributed $36.4 million to the Company to repay various outstanding debt obligations, including the Subordinated Notes, and the Sugarbush acquisition indebtedness.

          17. Retained earnings. Retained earnings decreased from $12.4 million as of July 27, 1997 to a $1.7 million as of January 25, 1998. The decrease is directly attributable to the $10.7 million loss for the six months ended January 25, 1998. The loss for this period included a $4.5 million extraordinary loss related to the early retirement of debt.



                                       25[PAGE]


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

                                               ASC EAST, INC.


            Date: March 11, 1998               /s/ Thomas M. Richardson
                                               ------------------------------
                                               Thomas M. Richardson
                                               Senior Vice President and
                                               Chief Financial
                                               Officer(Principal
                                               Financial and Accounting
                                               Officer)

            Date: March 11, 1998               /s/ Christopher E. Howard
                                               ------------------------------
                                               Christopher E. Howard
                                               Chief Administrative
                                               Officer and
                                               General Counsel (Duly
                                               Authorized Officer)



















                                         26[PAGE]