Form 10-Q/A
period 1998-01-25
AMERICAN SKIING CO
filed 1998-06-04
CIK 1019293

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED JANUARY 25, 1998

                          -----------------------------

                         Commission File Number 333-9763

                          -----------------------------

                                 ASC East, Inc.
             (Exact name of registrant as specified in its charter)

          Maine                                       01-0503382
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

         P.O. Box 450                                 04217
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

                                    Yes [X] No [  ]

         The number of shares outstanding of each of the issuer's classes of common stock was 978,300 shares of common stock $.01 par value outstanding as of June 3, 1998.

                         ASC East, Inc. and Subsidiaries

                                                     Table of Contents

Part I Financial Information.................................................................    1

Item 1 Financial Statements .................................................................    1

         Condensed Consolidated Statement of Operations (Unaudited) for the
         Three Months Ended January 25, 1998 and January 26, 1997............................    2

         Condensed Consolidated Statement of Operations (Unaudited) for the
         Six Months Ended January 25, 1998 and January 26, 1997..............................    3

         Condensed Consolidated Balance Sheet as of
         January 25, 1998  (Unaudited) and July 27, 1997.....................................    4

         Condensed Consolidated Statement of Cash Flows (Unaudited) for the
         Six Months Ended January 25, 1998 and January 26, 1997..............................    6

         Notes to (Unaudited) Condensed Consolidated Financial Statements....................    8

Item 2 Management's Discussion and Analysis of Financial Condition and
  Results of Operations......................................................................    13

         General.............................................................................    13

         Liquidity and Capital Resources.....................................................    13

         Significant Events..................................................................    15

         Forward-Looking Statements..........................................................    16

         Changes in Results of Operations....................................................    17

         Changes in Financial Condition......................................................    18

Part II Other Information....................................................................    21

                         ASC East, Inc. and Subsidiaries


                         Part I - Financial Information
                                     Item 1

                              Financial Statements

This Form 10-Q/A is filed by ASC East, Inc. for itself and its following wholly-owned subsidiaries:

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

                         ASC East, Inc. and Subsidiaries


                 Condensed Consolidated Statement of Operations
                (in thousands except share and per share amounts)


                                                       For the Three Months Ended
                                                   January 25, 1998   January 26, 1997
                                                      (Unaudited)     (Unaudited)
                                                   (Restated-Note 1)
Net revenues:
      Resort                                             $ 70,849       $ 59,418
      Real estate                                           7,890          1,740
                                                         --------       --------
Total net revenues                                         78,739         61,158

Operating expenses:

      Resort                                               44,202         38,995
      Real estate                                           5,223            935
      Marketing, general and administrative                 7,256          7,709
      Depreciation and amortization                         8,151          7,344
                                                         --------       --------
Total operating expenses                                   64,832         54,983
                                                         --------       --------

Income from operations                                     13,907          6,175

      Interest expense                                      6,534          5,557
                                                         --------       --------

Income before provision for income taxes                    7,373            618

      Provision for income tax expense                      2,876            235
                                                         --------       --------

Income from continuing operations                           4,497            383

Extraordinary loss, net of income tax
benefit of $2,854                                           4,464             --
                                                         --------       --------


Net income                                               $     33       $    383
                                                         --------       --------
                                                         --------       --------

Retained earnings, beginning of period                   $    951       $  7,838
Add: Net income                                                33            383
                                                         --------       --------
Retained earnings, end of period                         $    984       $  8,221
                                                         --------       --------
                                                         --------       --------

Earnings per common share - basic and diluted:

Income from continuing operations                        $   4.59       $   0.39
Extraordinary loss                                       ($  4.56)            --
Net income                                               $   0.03       $   0.39




See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.

                         ASC East, Inc. and Subsidiaries


                 Condensed Consolidated Statement of Operations
                (in thousands except share and per share amounts)


                                                          For the Six Months Ended
                                                    January 25, 1998  January 26, 1997
                                                       (Unaudited)     (Unaudited)
                                                   (Restated-Note 1)
Net revenues:
       Resort                                              $ 84,504     $ 71,146
       Real estate                                            8,700        3,309
                                                           --------     --------
Total net revenues                                           93,204       74,455

Operating expenses:

       Resort                                                61,735       54,029
       Real estate                                            6,148        1,967
       Marketing, general and administrative                 13,796       12,501
       Depreciation and amortization                          9,601        8,871
                                                           --------     --------
Total operating expenses                                     91,280       77,368
                                                           --------     --------

Income (loss) from operations                                 1,924       (2,913)

       Interest expense                                      13,241       13,071
                                                           --------     --------

Loss before benefit from income taxes                       (11,317)     (15,984)

       Benefit from income tax expense                       (4,413)      (6,074)
                                                           --------     --------

Loss from continuing operations                              (6,904)      (9,910)

Extraordinary loss, net of income tax benefit of $2,854       4,464         --
                                                           --------     --------

Net loss                                                   $(11,368)    $ (9,910)
                                                           --------     --------
                                                           --------     --------

Retained earnings, beginning of period                     $ 12,352     $ 18,131
Add: Net loss                                               (11,368)      (9,910)
                                                           --------     --------
Retained earnings, end of period                           $    984     $  8,221
                                                           --------     --------
                                                           --------     --------

Earnings per common share - basic and diluted:

Loss from continuing operations                            ($  7.06)    ($ 10.13)
Extraordinary loss                                         ($  4.56)          --
Net loss                                                   ($ 11.62)    ($ 10.13)


See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.

                         ASC East, Inc. and Subsidiaries



                      Condensed Consolidated Balance Sheet
                                 (in thousands)


                                     January 25, 1998          July 27, 1997
                                     (Unaudited)
                                     (Restated-Note 1)

ASSETS

Current assets
       Cash and cash equivalents         $  8,222             $  2,634
       Restricted cash                      3,505                2,812
       Accounts receivable                  9,396                3,801
       Inventory                           13,746                7,282
       Prepaid expenses                     2,389                1,579
       Deferred tax assets                    770                  422
                                         --------             --------
Total current assets                       38,028               18,530

       Property and equipment, net        265,844              242,617
       Real estate developed for sale      65,388               23,540
       Long-term investments                2,432                3,507
       Goodwill                            19,011               10,664
       Deferred financing costs             7,081                8,334
       Other assets                         4,622                4,998
                                         --------             --------
Total assets                             $402,406             $312,190
                                         --------             --------
                                         --------             --------


See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.

                         ASC East, Inc. and Subsidiaries


                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                          January 25, 1998       July 27, 1997
                                                           (Unaudited)
                                                         (Restated-Note 1)
LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
      Line of credit and current portion of long-term debt    $  24,704            $  33,248
      Accounts payable and other current liabilities             37,864               25,738
      Deposits and deferred revenue                              19,010                4,379
      Due to (from) affiliate                                    14,657               (1,260)
      Due to shareholder                                          1,933                1,933
                                                              ---------            ---------
Total current liabilities                                        98,168               64,038

      Long-term debt                                             97,621               46,833
      Subordinated notes and debentures                         127,867              149,749
      Deferred income taxes                                      21,455               28,514
      Other long-term liabilities                                 7,405                6,932
                                                              ---------            ---------
Total liabilities                                               352,516              296,066

Shareholders' equity
      Common stock                                                   10                   10
      Additional paid-in capital                                 48,896                3,762
      Retained earnings                                             984               12,352
                                                              ---------            ---------
Total shareholders' equity                                       49,890               16,124
                                                              ---------            ---------
Total liabilities and shareholders' equity                    $ 402,406            $ 312,190
                                                              ---------            ---------
                                                              ---------            ---------



See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.

                         ASC East, Inc. and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                 For the Six Months Ended
                                                                           January 25, 1998     January 26, 1997
                                                                              (Unaudited)       (Unaudited)
                                                                           (Restated-Note 1)
Cash flows from operating activities:

Net loss                                                                         $(11,368)        $ (9,910)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization                                                       9,601            8,871
Deferred income taxes                                                              (7,407)             363
Non cash portion of extraordinary loss                                              2,232             --

Decreases (increases) in assets:

Investments held in escrow and restricted cash                                       (693)           7,240
Accounts receivable                                                                (5,595)            (489)
Income taxes receivable                                                              --             (6,074)
 Inventory                                                                         (6,464)          (1,703)
Prepaid expenses                                                                     (810)            (247)
Real estate developed for sale                                                    (41,848)            --
Other current assets                                                                 --                723
Other assets                                                                          376              197

Increases in liabilities:

Accounts payable and other current liabilities                                     12,126           20,333
Deposits and deferred revenue                                                      14,631            8,892
Due to affiliate                                                                   15,917             --
Other long-term liabilities                                                           473             --
                                                                                 --------         --------
Net cash flow provided by (used in) operating activities                          (18,829)          28,196


See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements

                         ASC East, Inc. and Subsidiaries



                                                       For the Six Months Ended
                                                 January 25, 1998   January 26, 1997
                                                    (Unaudited)       (Unaudited)
                                                 (Restated-Note 1)
Cash flows from investing activities:

Assets held for resale                                      --         14,921
Additions to property and equipment                      (32,166)     (18,351)
 Purchase of ski resort minority interest                   --         (2,492)
Sale (purchase) of long-term investment                    1,075       (2,582)
                                                         -------      -------

Net cash used in investing activities                    (31,091)      (8,504)

Cash flows from financing activities:

Reductions in note payable to shareholder                   --           (621)
Proceeds from construction loan                           50,432         --
Proceeds from term loan                                   30,000         --
Proceeds from revolving line of credit                    23,444         --
Repayment of revolving line of credit                    (59,623)        --
Proceeds from capital contribution from ASC               36,650         --
Repayment of subordinated notes and debentures           (21,882)        --
Reductions to long-term debt                              (3,513)     (19,717)
                                                         -------      -------

Net cash provided by (used in) financing activities       55,508      (20,338)

Net increase (decrease) in cash and cash equivalents       5,588         (646)
Cash and cash equivalents at beginning of period           2,634        4,087
                                                         -------      -------

Cash and cash equivalents at end of period              $  8,222     $  3,441
                                                         -------      -------
                                                         -------      -------


See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.

Notes to (Unaudited) Condensed Consolidated Financial Statements

                         ASC East, Inc. and Subsidiaries

         1. Amendment to Form 10-Q. The Form 10-Q for the three months ended January 25, 1998, as originally filed on March 11, 1998, is being amended to properly reflect interest expense and accrued interest on the Company's New Credit Facility. The adjustment results in an increase of $1.2 million in interest expense for the three months ended January 25, 1998 from $5.3 million, as originally filed, to $6.5 million and an increase of $1.2 million in interest expense for the six months ended January 25, 1998 from $12.0 million, as originally filed, to $13.2 million. Also, the provision for (benefit from) income tax expense has decreased (increased) $.5 million for the three months ended January 25, 1998 from $3.3 million to $2.8 million and from $(3.9) million to $(4.4) million for the six months ended January 25, 1998. The impact of these adjustments on the (Unaudited) Condensed Consolidated Statement of Operations for the three months ended January 25, 1998 decreased net income $.7 million from $.7 million to $33,000 and decreased basic and diluted earnings per common share $.75 from $.78 to $.03. The impact of these adjustments on the (Unaudited) Condensed Consolidated Statement of Operations for the six months ended January 25, 1998 increased net loss $.7 million from $(6.2) million to $(6.9) million and increased basic and diluted loss per common share $.74 from $(10.88) to $(11.62). Retained earnings per the (Unaudited) Condensed Consolidated Balance Sheet at January 25, 1998 decreased $.7 million from $1.7 million, as previously filed, to $1.0 million.

            As a result of the adjustment to interest expense as discussed above, the Company was in violation of a financial covenant under its credit facility as of January 25, 1998. The violation was waived by the lender as of the balance sheet date and, therefore, amounts due under the credit facility beyond one year from January 25, 1998 have been classified as long-term.

         2. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 25, 1998, the results of operations for the quarter and six months ended January 25, 1998 and January 26, 1997, and the statement of cash flows for the six months ended January 25, 1998 and January 26, 1997. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the Company's Form 10K filed with the Securities and Exchange Commission on October 30, 1997.

         3. Income Taxes. The provision for income taxes is based on a projected annual effective tax rate of 39%. Deferred income taxes include the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

         4. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business which is ownership and operation of ski resorts.

         5. Net Income per Common Share. Effective January 25, 1998, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for public entities. Earnings (loss) per share for the three and six months ended January 25, 1998 and January 26, 1997 were determined as follows:

                         ASC East, Inc. and Subsidiaries


            (in thousands)                        Three Months Ended                       Six Months Ended
                                                 January 25, January 26,                January 25, January 26,
                                                1998               1997               1998                 1997
                                             (Unaudited)       (Unaudited)         (Unaudited)         (Unaudited)
            Income (loss)               (Restated-Note 1)                     (Restated-Note 1)
Net income (loss)                          $  4,497              $    383          $ (6,904)               $ (9,910)
Extraordinary loss                           (4,464)                 --              (4,464)                   --
                                           --------              --------          --------                --------
Net income (loss) available to common
shareholders                               $     33              $    383          $(11,368)               $ (9,910)
                                           --------              --------          --------                --------
                                           --------              --------          --------                --------
               Shares
Weighted-average common shares
outstanding - basic and diluted                 978                   978               978                     978
                                           --------              --------          --------                --------
                                           --------              --------          --------                --------

         6. Adjustments and Reclassifications. Certain amounts in the prior unaudited condensed consolidated financial statements have been reclassified to conform to the current presentation.

         7. Guarantors of Debt. The 12% Senior Subordinated Notes are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception of Grand Summit Resort Properties, Inc., Ski Insurance Company, Killington West, Ltd., Mountain Water Company, and Club Sugarbush, Inc., (the non-guarantors). The guarantor subsidiaries are wholly-owned subsidiaries of the company and the guarantees are full, unconditional, and joint and several. The guarantor information for the period ended January 25, 1998, is as follows:

        Statement of operations for the six months ended January 25, 1998
                                 (in thousands)

                                                                                                                    Consolidated
                                          ASC East        Guarantor          Non-Guarantor                            ASC East
                                         (Unaudited)    Subsidiaries          Subsidiaries      Eliminations         (Unaudited)
                                     (Restated-Note 1)   (Unaudited)          (Unaudited)       (Unaudited)       (Restated-Note 1)
                                     ----------------------------------------------------------------------------------------------
Net revenues:
     Resort                              $  2,815        $ 81,438           $    953          $   (702)              $ 84,504
     Real estate                             --               722              7,978              --                    8,700
                                         --------        --------           --------          --------               --------
Total net revenues                          2,815          82,160              8,931              (702)                93,204

Operating expenses:

     Resort                                 1,127          60,268              1,042              (702)                61,735
     Real estate                             --               466              5,682              --                    6,148
     Marketing, general and                 1,932          11,853                 11              --                   13,796
     administrative
     Depreciation and amortization            828           8,769                  4              --                    9,601
                                         --------        --------           --------          --------               --------
Total operating expenses                    3,887          81,356              6,739              (702)                91,280

Income (loss) from operations              (1,072)            804              2,192              --                    1,924

     Interest expense                       9,604           4,124               (487)             --                   13,241
                                         --------        --------           --------          --------               --------
Income (loss) before provision for
(benefit from) income taxes               (10,676)         (3,320)             2,679              --                  (11,317)

     Provision for (benefit from)
     income  taxes                         (3,588)         (1,421)               596              --                   (4,413)
                                         --------        --------           --------          --------               --------
Income (loss) from continuing
operations                                 (7,088)         (1,899)             2,083              --                   (6,904)

Extraordinary loss                          4,266             198               --                --                    4,464
                                         --------        --------           --------          --------               --------
Net income (loss)                        $(11,354)       $ (2,097)          $  2,083              --                  (11,368)

                         ASC East, Inc. and Subsidiaries


                        Balance Sheet at January 25, 1998
                                 (in thousands)

                                                                                                             Consolidated
                                        ASC East          Guarantor      Non-Guarantor                         ASC East
                                       (Unaudited)       Subsidiaries    Subsidiaries     Eliminations        (Unaudited)
                                   (Restated - Note 1)    (Unaudited)     (Unaudited)     (Unaudited)     (Restated - Note 1)
                                   -------------------    -----------     -----------    ------------    -------------------
ASSETS

Current assets
    Cash and cash equivalents         $      18          $   6,231        $   1,973       $    --          $      8,222
    Restricted cash                        --                  581            2,924            --                 3,505
    Accounts receivable                     989              6,553            1,854            --                 9,396
    Inventory                               204             13,542             --              --                13,746
    Prepaid expenses                        499                817            1,073            --                 2,389
    Deferred tax assets                    --                  422              348            --                   770
                                      ---------          ---------        ---------       ---------           ---------
Total current assets                      1,710             28,146            8,172            --                38,028

    Property and equipment, net           3,314            258,779            3,751            --               265,844
    Real estate developed for sale         --                2,961           62,427            --                65,388
    Long-term investment                   --                 --              2,432            --                 2,432
    Goodwill                             19,011               --               --              --                19,011
    Deferred financing costs              7,080               --                  1            --                 7,081
    Other assets                           --                4,622             --              --                 4,622
    Investment in subsidiaries          120,118            141,960             --          (262,078)               --
                                      ---------          ---------        ---------       ---------           ---------

Total assets                          $ 151,233          $ 436,468        $  76,783       $(262,078)       $    402,406
                                      ---------          ---------        ---------       ---------           ---------
                                      ---------          ---------        ---------       ---------           ---------

                         ASC East, Inc. and Subsidiaries


                        Balance Sheet at January 25, 1998
                                 (in thousands)




                                                                                                           Consolidated
                                          ASC East        Guarantor     Non-Guarantor                        ASC East
                                         (Unaudited)    Subsidiaries    Subsidiaries      Eliminations     (Unaudited)
                                     (Restated-Note 1)   (Unaudited)    (Unaudited)       (Unaudited)   (Restated-Note 1)
                                    -------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
    Line of credit and current
      portion of long-term debt           $  21,000        $   3,054       $     650        $    --          $  24,704
    Accounts payable and other
      current liabilities                     3,664           32,798           1,432              (30)          37,864
    Deposits and deferred revenue               915           15,191           2,904             --             19,010
    Due to (from) affiliate                 (51,549)          83,143         (16,937)            --             14,657
    Due to shareholder                         --              1,933            --               --              1,933
                                          ---------        ---------       ---------        ---------        ---------
Total current liabilities                   (25,970)         136,119         (11,951)             (30)          98,168

    Long-term debt                           33,358           13,774          50,489                            97,621
    Subordinated notes and
      debentures                            116,917           10,950            --               --            127,867
    Deferred income taxes                   (15,019)          36,299             175                            21,455
    Other long-term liabilities                 298            3,300           3,807             --              7,405
                                          ---------        ---------       ---------        ---------        ---------
Total liabilities                           109,584          200,442          42,520              (30)         352,516

    Common stock                                 10              180               2             (182)              10
    Additional paid-in capital               48,876          213,037          30,383         (243,400)          48,896
    Retained earnings (accumulated
      deficit)                               (7,237)          22,809           3,878          (18,466)             984
                                          ---------        ---------       ---------        ---------        ---------
Total shareholders' equity                   41,649          236,026          34,263         (262,048)          49,890

Total liabilities and shareholders'       $ 151,233        $ 436,468       $  76,783        $(262,078)       $ 402,406
equity
                                          ---------        ---------       ---------        ---------        ---------
                                          ---------        ---------       ---------        ---------        ---------

                         ASC East, Inc. and Subsidiaries

     Statement of cash flows for the six month period ended January 25,1998
                                 (in thousands)

                                                                                                           Consolidated
                                          ASC East        Guarantor     Non-Guarantor                        ASC East
                                         (Unaudited)    Subsidiaries    Subsidiaries      Eliminations     (Unaudited)
                                     (Restated-Note 1)   (Unaudited)    (Unaudited)       (Unaudited)   (Restated-Note 1)
                                    -------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income (loss)                         $(11,354)       $ (2,097)       $  2,083         $  --          $(11,368)
Adjustments to reconcile net income
  (loss)  to net cash provided by
  (used in) operating activities:

Depreciation and amortization                  828           8,769               4            --             9,601
Deferred income taxes                       (6,316)           (775)           (316)           --            (7,407)
Non cash portion of extraordinary loss       2,232             --              --             --             2,232

Decreases (increases) in assets:

Restricted cash                               --              (208)           (485)           --              (693)
Accounts receivable                           (848)         (2,986)           (810)           (951)         (5,595)
Inventory                                       80          (6,544)           --              --            (6,464)
Prepaid expenses                              (133)           (274)           (403)           --              (810)
Real estate developed for sale                --            (2,040)        (39,808)           --           (41,848)
Other assets                                   349              27            --              --               376

Increases (decreases) in
  liabilities:

Accounts payable and other current
  liabilities                                1,466          14,823          (4,141)            (22)         12,126
Deposits and deferred revenue                  378          13,838             415            --            14,631
Due to affiliate                             3,129          15,962          (3,011)           (163)         15,917
Other long-term liabilities                   (194)          1,059            (392)           --               473
                                           --------        --------        --------        --------        --------

Net cash flows provided by (used
  in) operating activities                 (10,383)         39,554         (46,864)         (1,136)        (18,829)

Cash flows from investing activities:

Additions to property and equipment         (1,987)        (30,037)           (142)           --           (32,166)
Sale of long-term investments                 --              --             1,075            --             1,075
                                           --------        --------        --------        --------        --------

Cash provided by (used in)
  investing activities                      (1,987)        (30,037)            933            --           (31,091)

Cash flows from financing activities:

Proceeds from construction loan               --              --            50,432            --            50,432
Proceeds from term loan                     30,000            --              --              --            30,000
Proceeds from revolving line of credit      23,444            --              --              --            23,444
Repayment of revolving line of credit      (59,623)           --              --              --           (59,623)
Capital contribution from ASC               36,004            --              --               646          36,650
Repayments of subordinated debt            (21,882)           --              --              --           (21,882)
Additions (reductions) to long-term debt     4,427          (4,708)         (3,722)            490          (3,513)
                                           --------        --------        --------        --------        --------

Net cash provided by (used in)
  financing activities                      12,370          (4,708)         46,710           1,136          55,508
Net increase in cash and cash
  equivalents                                 --             4,809             779            --             5,588
Cash and cash equivalents at
  beginning of period                           18           1,422           1,194            --             2,634
                                           --------        --------        --------        --------        --------
Cash and cash equivalents at end of
  period                                   $    18         $ 6,231         $ 1,973         $  --           $ 8,222
                                           --------        --------        --------        --------        --------
                                           --------        --------        --------        --------        --------

                         ASC East, Inc. and Subsidiaries


                                     Item 2

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

         We are pleased to present to you management's discussion and analysis of financial condition and results of operations for the first and second quarters of fiscal 1998. As you read the material below, we urge you to carefully consider our (Unaudited) Condensed Consolidated Financial Statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form 10K filed with the Securities Exchange Commission October 30, 1997.

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

         The revolving portion of the New Credit Facility is subject to annual 30-day clean down requirements to an outstanding balance of not more than $10 million. The maximum availability under the revolving facility will be reduced over the term of the New Credit Facility by certain prescribed amounts. The term portion of the New Credit Facility amortizes at a rate of approximately 1.0% of the principal amount for the first six years with the remaining portion of the principal due in two substantially equal installments in years seven and eight. Beginning July 1999, the New Credit Facility requires mandatory prepayment of 50% of excess cash flows during any period in which the ratio of the Company's total senior debt to EBITDA exceeds 3.50 to 1, tested on a consolidated basis with that of ASC and its remaining subsidiaries. In no event, however, will such mandatory prepayments reduce the revolving facility commitment below $35 million. The New Credit Facility contains affirmative, negative and financial covenants customary for this type of senior credit facility including maintenance of customary financial ratios. With the exception of a leverage test, compliance with financial covenants is determined on a consolidated basis with the remainder of the credit facility for ASC and its other subsidiaries, notwithstanding the bifurcation of that facility into sub-facilities. The New Credit Facility is secured by substantially all the assets of the Company and its subsidiaries, except for the Company's real estate development subsidiaries, which are not borrowers under the New Credit Facility.

                         ASC East, Inc. and Subsidiaries

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

         The Company runs its real estate development through single purpose subsidiaries. Construction of the Company's existing Grand Summit Hotel projects is financed through an independent construction loan facility with recourse limited to the real estate development subsidiaries. The facility is a customary construction lending facility allowing advances as construction progresses. Each advance is subject to certain conditions, including obtaining certain levels of preconstruction sales. The loan is secured by first mortgages on the Company's Grand Summit properties. Principal is to be repaid at a rate of 80% to 85% of the proceeds generated by quartershare sales. The construction facility matures December, 2000. This facility, together with funds invested by the Company, are considered sufficient to finance the Grand Summit projects scheduled for completion during the 1997-1998 ski season.

         The Company intends to continue real estate development at its eastern resorts during the summer of 1998. This real estate development is not currently funded and will require construction financing in order to proceed. It is anticipated that construction financing will consist of two components. The senior component is expected to be a conventional construction loan arranged on a limited recourse basis similar to the Company's existing real estate development construction loan facility. A portion of the development costs are expected to be financed through either a mezanine debt facility established directly with the real estate subsidiary or through capital contributions by its parent derived from additional subordinated debt incurred by ASC.

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

         Redemption of Subordinated Notes. A portion of the proceeds from the New Credit Facility have been used to make an approximate $27.7 redemption of all outstanding 13 3/4% Subordinated Discount Notes due 2007 of the Company (the "Subordinated Notes"). The indenture relating to the Subordinated Notes provided for a redemption price equal to 113.75% of the carrying value of the Subordinated Notes on the redemption date. The Company recorded a pretax loss of approximately $4.3 million related to the repayment of the Subordinated Notes.

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

         2. The development of ski resorts is capital intensive. The Company's expansion of its resorts is dependent upon availability of the necessary capital. There can be no assurance that the Company will have adequate funds, from internal or external sources, to make all planned and required capital expenditures over the long-term.

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

         5. Provision for income tax expense (Restated-Note 1). Provision for income tax expense increased $2.6 million in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997, and is entirely related to the $6.8 million increase in net income before provision for income taxes.

         6. Extraordinary loss. The extraordinary loss recorded by the Company is due to the early retirement of the Company's revolving line of credit, Subordinated Notes, and indebtedness related to the acquisition of Sugarbush.

                         ASC East, Inc. and Subsidiaries

                        Changes in Results of Operations

             Changes for the First Six Months of Fiscal 1998 compared to the First Six Months of Fiscal 1997.

         1. Resort revenues. Resort revenues increased 18.8% from $71.1 million for the six months ended January 25, 1998 to $84.5 million for the six months ended January 26, 1997. The $13.4 million increase in revenues is principally attributable to increased skier visits at the Company's resorts, an increase in yield per skier visit, and an the acquisition of various retail and food and beverage operations.

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

         6. Benefit from income tax expense (Restated-Note 1). Benefit from income tax expense decreased 27.3% or $1.7 million for the six months ended January 25, 1998 as compared to the six month period ended January 26, 1997. The decrease is attributable to the $4.7 million decrease in loss before benefit from income taxes.

         7. Extraordinary loss. The extraordinary loss recorded by the Company is due to the early retirement of the Company's revolving line of credit, Subordinated Notes, and indebtedness related to the acquisition of Sugarbush.

                         Changes in Financial Condition

         Changes for the First Six months of Fiscal 1998 compared to year-end Fiscal 1997.

         1. Cash and cash equivalents. Cash and cash equivalents increased 212.1% or $5.6 million from $2.6 million as of July 27, 1997 to $8.2 million as of January 25, 1998. The primary reason for the increase is due to the increased activity related to the operating cycle of the Company.

         2. Accounts receivable. Accounts receivable increased 147.2% or $5.6 million from $3.8 million as of July 27, 1997 to $9.4 million as of January 25, 1998. The primary reason for the increase is due to increased operating activities due to the seasonal nature of the Company's business.

                         ASC East, Inc. and Subsidiaries

         3. Inventory. Inventories increased 88.8% or $6.5 million from $7.3 million as of July 27, 1997 to $13.7 million as of January 25, 1998. The increased inventory levels are directly related to the Company's operating cycle and additional retail operations in the Northeast.

         4. Property and equipment, net. Property and equipment, net increased 9.6% or $23.2 million from $242.6 million as of July 27, 1997 to $265.8 million as of January 25, 1998. The $23.2 million increase is related to the capital improvement program at the resorts and the acquisition of the Wobbly Barn restaurant in Killington, VT.

         5. Real estate developed for sale. Real estate developed for sale increased 177.8% or $41.8 million from $23.5 million as of July 27, 1997 to $65.4 million as of January 25, 1998. The increase is attributable to $39.8 million in capital expenditures for the three quartershare Grand Summit hotel projects being constructed at the Killington, Mount Snow and Sunday River ski resorts and $2.0 million related to the construction of townhouses at Sunday River.

         6. Goodwill. Goodwill increased 78.3% or $8.3 million from $10.7 million as of July 27, 1997 to $19.0 million as of January 25, 1998. The increase of $8.3 million (net of amortization of existing goodwill) is attributable to ASC's exchange of shares of its common stock for shares of ASC East's common stock held by the minority interest shareholders.

         7. Deferred financing costs. Deferred financing costs decreased $1.3 million or 15.0% from $8.3 million as of July 27, 1997 to $7.1 million as of January 25, 1998. The decrease is attributable to the extraordinary loss recorded from the early retirement of debt related to the Subordinated Notes. In addition, there was an extraordinary loss related to the early retirement of the Company's revolving line of credit; however write-off of these deferred financing fees was offset by the fees recorded relating to the New Credit Facility.

         8. Line of credit and current portion of long-term debt. Current portion of long-term debt decreased 25.7% or $8.5 million from $33.2 million as of July 27, 1997 to $24.7 million as of January 25, 1998. The reason for the decrease is due to the New Credit Facility and its payment structure relative to the senior credit facility.

         9. Accounts payable and other current liabilities (Restated-Note 1). Accounts payable and other current liabilities increased 47.1% or $12.1 million from $25.7 million as of July 27, 1997 to $37.9 million as of January 25, 1998. The increase is primarily attributable to the operating cycle of the Company, construction activities related to the quartershare Grand Summit hotel projects and an increase in accrued interest related to the Company's New Credit Facility.

         10. Deposits and deferred revenue. Deposits and deferred revenue increased 334.1% or $14.6 million from $4.4 million as of July 27, 1997 to $19.0 million as of January 25, 1998. The increase is from the operating cycle of the Company and deferred revenue related to resort operations. There is also a $.5 million increase which related to increases in deposits on quartershare Grand Summit units at the Killington, Mount Snow, and Sunday River resorts.

                         ASC East, Inc. and Subsidiaries


         11. Due to (from) affiliate. Due to affiliate increased $15.9 million. The increase is primarily attributable to advances to the Company from its parent for operations and retirement of the senior credit facility.

         12. Long-term debt excluding current portion. Long-term debt increased 108.4% or $50.8 million from $46.8 million as of July 27, 1997 to $97.6 million as of January 25, 1998. The increase results primarily from a construction loan which was closed in August 1997 and has a balance of $50.5 million as of January 25, 1998.

         13. Subordinated notes and debentures. Subordinated notes and debentures decreased 14.6% or $21.9 million which is primarily attributable to the early retirement of the Subordinated Notes on December 29, 1997.

         14. Deferred income taxes (Restated-Note 1). Deferred income taxes decreased 24.8% or $7.1 million from $28.5 as of July 27, 1997 to $21.5 million as of January 25, 1998. The decrease is attributable to the deferred tax benefit recorded as a result of the operating loss generated for the six months ended January 25, 1998.

         15. Additional paid-in capital. Additional paid-in capital increased $45.1 million from $3.8 million as of July 27, 1997 to $48.9 million as of January 25, 1998. The increase is due to the following factors: 1) the Company's parent, American Skiing Company, exchanged shares of its common stock for the minority interest of the Company resulting in an increase of $8.7 million and 2) the Company's parent contributed $36.4 million to the Company to repay various outstanding debt obligations, which included the Subordinated Notes and the Sugarbush acquisition indebtedness.

         16. Retained earnings (Restated-Note 1). Retained earnings decreased from $12.4 million as of July 27, 1997 to $1.0 million as of January 25, 1998. The decrease is directly attributable to the $11.4 million loss for the six months ended January 25, 1998 which includes a $4.5 million extraordinary loss related to the early retirement of debt.

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

                                   ASC EAST, INC.

Date: June 3, 1998           /s/ Thomas M. Richardson
      ------------           ------------------------
                             Thomas M. Richardson
                             Senior Vice President and Chief Financial
                             Officer(Principal Financial and Accounting Officer)

Date: June 3, 1998           /s/ Christopher E. Howard
      ------------           -------------------------
                                 Christopher E. Howard

                             Chief Administrative Officer and
                             General Counsel (Duly Authorized Officer)