Form 10-Q
period 1998-04-26
AMERICAN SKIING CO
filed 1998-06-12
CIK 1019293

ASC East, Inc. and Subsidiaries


                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED APRIL 26, 1998

                          -----------------------------

                         Commission File Number 333-9763
                          -----------------------------

                                 ASC East, Inc.
             (Exact name of registrant as specified in its charter)

     Maine                                             01-0503382

(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation organization)

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

                                    Yes [X] No [  ]

         The number of shares outstanding of each of the issuer's classes of common stock were 978,000 shares of common stock $.01 par value outstanding as of June 11, 1998.

                                Table of Contents

Part I - Financial Information.............................................    1

Item 1 Financial Statements ...............................................    2

         Condensed Consolidated Statement of Operations (Unaudited) for the
         Three Months Ended April 26, 1998 and April 27, 1997..............    2

         Condensed Consolidated Statement of Operations (Unaudited) for the
         Nine Months Ended April 26, 1998 and April 27, 1997...............    3

         Condensed Consolidated Balance Sheet as of April 26, 1998 (Unaudited)
         and July 27, 1997.................................................    4

         Condensed Consolidated Statement of Cash Flows (Unaudited) for
         the Nine Months Ended April 26, 1998 and April 27, 1997...........    6

         Notes to (Unaudited) Condensed Consolidated Financial Statements..    8

Item 2 Management's Discussion and Analysis of Financial Condition and
Results of Operation......................................................    14

         General..........................................................    14

         Liquidity and Capital Resources..................................    14

         Changes in Results of Operations.................................    15

         Changes in Financial Condition...................................    18

         Significant events...............................................    20

         Subsequent events................................................    20

         Forward Looking Statements.......................................    21


Part II - Other Information...............................................    22

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


                                      Condensed Consolidated Statement of Operations
                                     (In thousands except share and per share amounts)

                                                                                              For the Three Months Ended
                                                                              April 26, 1998                    April 27, 1997
                                                                                 (Unaudited)                       (Unaudited)
Net revenues:

      Resort                                                                         $83,694                           $81,673
      Real estate                                                                     39,990                             2,674
                                                         ----------------------------------------------------------------------
Total net revenues                                                                   123,684                            84,347

Operating expenses:
      Resort                                                                          42,888                            37,981
      Real estate                                                                     27,311                             2,167
      Marketing, general and administrative                                            5,965                             9,097
      Depreciation and amortization                                                   10,092                             8,075
                                                         ----------------------------------------------------------------------
Total operating expenses                                                              86,256                            57,320
                                                         ----------------------------------------------------------------------

Income from operations                                                                37,428                            27,027

      Interest expense                                                                 5,768                             5,325
                                                         ----------------------------------------------------------------------

Income before provision for income tax expense                                        31,660                            21,702

      Provision for income tax expense                                                12,347                             8,623
                                                         ----------------------------------------------------------------------

Net income                                                                           $19,313                           $13,079
                                                         ======================================================================

Retained earnings, beginning of period                                                 $ 984                           $ 8,221
Add: Net income                                                                       19,313                            13,079
                                                         ----------------------------------------------------------------------
Retained earnings, end of period                                                   $  20,297                         $  21,300
                                                         ======================================================================

Earnings per share - basic and diluted:

Net income                                                                            $19.75                            $13.37








See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.


                                      Condensed Consolidated Statement of Operations
                                     (in thousands except share and per share amounts)

                                                                                                For the Nine Months Ended
                                                                                     April 26, 1998         April 27, 1997
                                                                                        (Unaudited)           (Unaudited)

Net revenues:

       Resort                                                                              $168,198                        $157,747
       Real estate                                                                           48,690                           5,983
                                                               ---------------------------------------------------------------------
Total net revenues                                                                          216,888                         163,730

Operating expenses:
       Resort                                                                               104,623                          96,192
       Real estate                                                                           33,459                           4,880
       Marketing, general and administrative.                                                19,761                          21,598
       Depreciation and amortization                                                         19,693                          16,946
                                                               ---------------------------------------------------------------------
Total operating expenses                                                                    177,536                         139,616
                                                               ---------------------------------------------------------------------

Income from operations                                                                       39,352                          24,114

                                                               ---------------------------------------------------------------------
       Interest expense                                                                      19,009                          18,396

Income before provision for income taxes                                                     20,343                           5,718

       Provision for income tax expense                                                       7,934                           2,549
                                                               ---------------------------------------------------------------------

Income from continuing operations                                                            12,409                           3,169

Extraordinary loss, net of income tax benefit of $2,854                                       4,464                               -
                                                               ---------------------------------------------------------------------

Net income                                                                                   $7,945                          $3,169
                                                               =====================================================================

Retained earnings, beginning of period                                                      $12,352                         $18,131
Add: Net income                                                                               7,945                           3,169
                                                               =====================================================================
Retained earnings, end of period                                                            $20,297                         $21,300
                                                               =====================================================================

Earnings per share - basic and diluted:
Income  from continuing operations                                                           $12.68                           $3.24
Extraordinary loss                                                                           ($4.56)                               -
Net income                                                                                    $8.12                           $3.24


         See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements



                                           Condensed Consolidated Balance Sheet
                                                      (in thousands)

                                                                                          April 26, 1998               July 27, 1997
                                                                                             (Unaudited)

ASSETS

Current assets
       Cash and cash equivalents                                                                  $3,871                      $2,634
       Restricted cash                                                                             1,690                       2,812
       Accounts receivable                                                                        16,152                       3,801
       Inventory                                                                                  10,695                       7,282
       Prepaid expenses                                                                            1,140                       1,579
       Deferred tax assets                                                                           770                         422
                                                                           ---------------------------------------------------------
 Total current assets                                                                             34,318                      18,530

       Property and equipment, net                                                               264,483                     242,617
       Real estate developed for sale                                                             61,967                      23,540
       Long-term investments                                                                       2,915                       3,507
       Goodwill                                                                                   18,864                      10,664
       Deferred financing costs                                                                    6,863                       8,334
       Other assets                                                                                7,418                       4,998
       Due from affiliate                                                                              -                       1,260
                                                                           ---------------------------------------------------------
Total assets                                                                                    $396,828                    $313,450
                                                                           =========================================================














See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.



                                           Condensed Consolidated Balance Sheet
                                                      (in thousands)

                                                                                          April 26, 1998               July 27, 1997
                                                                                             (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

      Line of credit and current portion of long-term debt                                       $28,557                     $33,248
      Accounts payable and other current liabilities                                              29,831                      25,738
      Due to shareholder                                                                           1,891                       1,933
      Deposits and deferred revenue                                                                2,986                       4,379
      Due to affiliate                                                                            25,591                           -
                                                                          ----------------------------------------------------------
Total current liabilities                                                                         88,856                      65,298

Long-term debt, excluding current portion                                                       70,613                       46,833
Subordinated notes and debentures                                                              127,899                      149,749
Other long-term liabilities                                                                      6,207                        6,932
Deferred income taxes                                                                           34,050                       28,514
                                                                          ----------------------------------------------------------
Total liabilities                                                                                327,625                     297,326

Shareholders' equity
      Common stock                                                                                    10                          10
      Additional paid-in capital                                                                  48,896                       3,762
      Retained earnings                                                                           20,297                      12,352
                                                                          ----------------------------------------------------------
Total shareholders' equity                                                                        69,203                      16,124

                                                                          ==========================================================
Total liabilities and shareholders' equity                                                      $396,828                    $313,450
                                                                          ==========================================================











See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.

                                      Condensed Consolidated Statement of Cash Flows
                                                      (in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   For the Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      April 26, 1998                April 27, 1997
                                                                                         (Unaudited)                   (Unaudited)
Cash flows from operating activities:
Net income                                                                                    $7,945                        $3,169

Adjustments  to reconcile net income to net cash  provided by (used in)  operating activities:
Depreciation and amortization                                                                 19,693                        19,099
Discount on convertible debt                                                                     342                             -
Minority interest                                                                                  -                         3,950
Deferred income taxes                                                                          5,330                             -
Non-cash portion of extraordinary loss                                                         2,231               -

Decreases (increases) in assets:
Restricted cash                                                                                  252                             -
Investments held in escrow                                                                         -                         5,200
Accounts receivable                                                                         (11,205)                        (2,494)
Inventory                                                                                    (3,330)                        (1,355)
Prepaid expenses                                                                                  75                         1,332
Other current assets                                                                               -                           733
Real estate developed for sale                                                              (38,760)                        13,721
Other assets                                                                                 (2,351)                        (1,311)

Increases (decreases) in liabilities:
Accounts payable and other current liabilities                                                 2,781                         (383)
Income taxes payable                                                                               -                         (270)
Deposits and deferred revenue                                                                  (358)                         (406)
Net change in due to affiliate                                                                26,849
Accrued interest                                                                                   -                         3,552
Other long-term liabilities                                                                    (799)                         2,883
                                                                  -----------------------------------------------------------------

Net cash provided by operating activities                                                       8,695                       47,420

Cash flows from investing activities:

Assets held for resale                                                                             -                        (9,070)
Additions to property and equipment                                                          (39,108)                      (22,661)
Purchase of ski resort minority interest                                                           -                        (2,492)
Sale of long-term investments                                                                    568                           144
                                                                  -----------------------------------------------------------------

Net cash used in investing activities                                                       (38,540)                      (34,079)




See accompanying Notes to (Unaudited )Condensed Consolidated Financial Statements



                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (continued)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    For the Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      April 26, 1998                April 27, 1997
                                                                                         (Unaudited)                   (Unaudited)

Cash flows from financing activities:

Reductions in note payable to shareholder                                                      $(43)                      $(3,409)
Proceeds from construction loan                                                               31,219                             -
Proceeds from term loan                                                                       30,000                             -
Proceeds from revolving line of credit                                                        12,688                             -
Repayment of revolving line of credit                                                       (59,623)                      (11,839)
Repayment of subordinated notes                                                             (21,882)                             -
Capital contribution from parent                                                              36,630                             -
Net additions to long-term debt                                                                2,093                           237
                                                                   ----------------------------------------------------------------

Net cash provided by (used in) financing activities                                           31,082                      (15,011)

Net increase (decrease) in cash and cash equivalents                                           1,237                       (1,670)
Cash and cash equivalents at beginning of period                                               2,634                         4,087
                                                                   ----------------------------------------------------------------

Cash and cash equivalents at end of period                                                    $3,871                        $2,417
                                                                   ================================================================






















          See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.

Notes to (Unaudited) Condensed Consolidated Financial Statements


     1. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 26, 1998, the results of operations for the three and nine months ended April 26, 1998 and April 27, 1997, and the statement of cash flows for the nine months ended April 26, 1998 and April 27, 1997. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's audited consolidated financial statements as of and for the year ended July 27, 1997 which were filed with the Company's Form 10K with the Securities Exchange Commission on October 30, 1997.

         2. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of retail goods, food and beverage products and mountain operating supplies.

         3. Income Taxes. The provision (benefit) for income taxes is based on a projected annual effective tax rate of 39%. The net deferred income tax liability includes the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

         4. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business, which is the development and operation of ski resorts.

         5. Earnings per Share. Effective January 25, 1998, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for public entities. Earnings per share for the three and nine months ended April 26, 1998 and April 27, 1997 were determined as follows:



                                                                    Three Months Ended            Nine Months Ended
                       (in thousands)                           April 26,       April 27,      April 26,    April 27,
                           Income                                  1998            1997           1998         1997
                                                              ---------------- -------------- ------------- ------------

Income from continuing operations                                     $19,313        $13,079       $12,409       $3,169
Extraordinary loss                                                          -              -       (4,464)            -
                                                              ---------------- -------------- ------------- ------------
Net income (basic and diluted)                                        $19,313        $13,079        $7,945       $3,169
                                                              ================ ============== ============= ============
                           Shares
Weighted average common shares outstanding - basic and
diluted                                                                   978            978           978          978
                                                              ================ ============== ============= ============

     6. Adjustments and Reclassifications. Certain amounts in the prior year's unaudited condensed consolidated financial statements and the audited financial statements which were filed with the Company's Form 10K with the Securities Exchane Commission on October 30, 1997.

         7. Guarantors of Debt. The 12% Senior Subordinated Notes due 2006 are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception of Grand Summit Resort Properties, Inc., Ski Insurance, Killington West, Ltd., Mountain Water Company, and Club Sugarbush, Inc., (the non-guarantors). The guarantor subsidiaries are wholly-owned subsidiaries of the company and the guarantees are full, unconditional, and joint and several. The guarantor information for the period ended April 26, 1998, is as follows:

                             Statement of operations for the nine months ended April 26, 1998
                                                      (in thousands)
                                                                     Guarantor      Non-Guarantor                  Consolidated
                                                      ASC East     Subsidiaries     Subsidiaries    Eliminations     ASC East
                                                     (unaudited)    (unaudited)      (unaudited)    (unaudited)     (unaudited)
                                                     ------------ ---------------- ---------------- ------------- ----------------
Net revenues:
     Resort                                                 $980         $166,723           $1,747      $(1,252)         $168,198
     Real estate                                               -            3,722           44,968             -           48,690
                                                     ------------ ---------------- ---------------- ------------- ----------------
Total net revenues                                           980          170,445           46,715       (1,252)          216,888

Operating expenses:
     Resort                                                1,213          103,359            1,303       (1,252)          104,623
     Real estate                                               -            2,659           30,800             -           33,459
     Marketing, general and administrative                 2,111           17,627               23             -           19,761
     Depreciation and amortization                         1,194           18,448               51             -           19,693
                                                     ------------ ---------------- ---------------- ------------- ----------------
Total operating expenses                                   4,518          142,093           32,177       (1,252)          177,536
                                                     ------------ ---------------- ---------------- ------------- ----------------

Income (loss) from operations                            (3,538)           28,352           14,538             -           39,352

     Interest expense                                     13,107            6,631            (729)             -           19,009
                                                     ------------ ---------------- ---------------- ------------- ----------------

Income (loss) before provision for (benefit from)       (16,645)           21,721           15,267             -           20,343
income tax expense

    Provision for (benefit from) income taxe expense     (6,492)            8,472            5,954             -            7,934
                                                     ------------ ---------------- ---------------- ------------- ----------------

Income (loss) from continuing operations                (10,153)           13,249            9,313             -           12,409

Extraordinary loss                                         4,266              198                -             -            4,464
                                                     ------------ ---------------- ---------------- ------------- ----------------
Net income (loss)                                      $(14,419)          $13,051           $9,313            $-           $7,945
                                                     ============ ================ ================ ============= ================



                                              Balance Sheet at April 26, 1998
                                                      (in thousands)

                                                              Guarantor      Non-Guarantor                           Consolidated
                                          ASC East          Subsidiaries      Subsidiaries       Eliminations           ASC East
                                        (Unaudited)         (Unaudited)       (Unaudited)         (Unaudited)         (Unaudited)

                                     ---------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                     $18            $2,535            $1,318                 $-               $3,871
    Restricted cash                                 -              (33)             1,723                  -                1,690
    Accounts receivable                             -             9,411            11,710             (4,969)               16,152
    Inventory                                     281            10,414                 -                  -               10,695
    Prepaid expenses                                1             1,519             (380)                  -                1,140
    Deferred tax assets                             -               422               348                  -                  770
                                     ---------------------------------------------------------------------------------------------

Total current assets                              300            24,268            14,719             (4,969)               34,318

    Property and equipment, net                    93           262,959             1,431                  -              264,483
    Real estate developed for sale                  -             1,574            60,393                  -               61,967
    Long-term investments                           -                 -             2,915                  -                2,915
    Goodwill                                   18,864                 -                 -                  -               18,864
    Deferred financing costs                    6,862                 -                 1                  -                6,863
    Other assets                                  150             7,162               106                  -                7,418
    Investment in subsidiaries                120,118           141,960                 -           (262,078)                   -

                                     ---------------------------------------------------------------------------------------------

Total assets                                 $146,387          $437,923           $79,565          $(267,047)            $396,828
                                     =============================================================================================



                                              Balance Sheet at April 26, 1998
                                                      (in thousands)



                                                                       Guarantor     Non-Guarantor                  Consolidated
                                                         ASC East    Subsidiaries    Subsidiaries    Eliminations     ASC East
                                                       (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
                                                       ---------------------------------------------------------------------------

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
    Line of credit and current portion of long-term         $25,255          $2,652            $650             $-        $28,557
    debt
    Accounts payable and other current liabilities            5,181          22,059           2,618           (27)         29,831
    Due to shareholder                                            -           1,891               -              -          1,891
    Deposits and deferred revenue                               300           1,008           1,678              -          2,986
    Due to affiliate                                       (40,522)          76,004         (9,891)              -         25,591
                                                       ---------------------------------------------------------------------------
Total current liabilities                                   (9,786)         103,614         (4,945)           (27)         88,856

    Long-term debt, excluding current portion                18,400          22,309          34,873        (4,969)         70,613
    Subordinated notes and debentures                       116,949          10,950               -              -        127,899
    Other long-term liabilities                                 161           2,614           3,432              -          6,207
    Deferred income taxes                                   (9,428)          38,098           (421)          5,801         34,050
                                                       ---------------------------------------------------------------------------

Total liabilities                                           116,296         177,585          32,939            805        327,625

Shareholders' equity
    Common stock                                                 10             181               2          (183)             10
    Additional paid-in capital                               48,876         212,780          30,640      (243,400)         48,896
    Retained earnings (accumulated deficit)                (18,795)          47,377          15,984       (24,269)         20,297
                                                       ---------------------------------------------------------------------------

Total shareholders' equity                                   30,091         260,338          46,626      (267,852)         69,203
                                                       ---------------------------------------------------------------------------

Total liabilities and shareholders' equity                 $146,387        $437,923         $79,565     $(267,047)       $396,828

                                                       ===========================================================================



                           Statement of cash flows for the nine month period ended April 26,1998
                                                      (in thousands)

                                                                    Guarantor       Non-Guarantor                    Consolidated
                                                    ASC East       Subsidiaries      Subsidiaries     Eliminations     ASC East
                                                   (unaudited)     (unaudited)       (unaudited)      (unaudited)    (unaudited)
                                                  -------------- ----------------- ----------------- --------------- -------------
Cash flows from operating activities:

Net income (loss)                                     $(14,419)           $13,051            $9,313              $-        $7,945
Adjustments to reconcile net income (loss)  to
net cash provided by (used in) operating
activities:
Depreciation and amortization                             1,019            18,663                11               -        19,693
Discount on convertible debt                                270                72                 -               -           342
Deferred income taxes                                   (9,218)             9,037             5,511               -         5,330
Non-cash portion of extraordinary loss                    2,231                 -                 -               -         2,231

Decreases (increases) in assets:
Restricted cash                                             141             (104)               215               -           252
Accounts receivable                                         284           (5,797)          (10,661)           4.969      (11,205)
Inventory                                                    85           (3,346)              (69)               -       (3,330)
Prepaid expenses                                            (1)             (204)               280               -            75
Real estate developed for sale                                -             (644)          (38,116)               -      (38,760)
Other assets                                                199           (2,444)             (106)                       (2,351)

Increases (decreases) in liabilities:
Accounts payable and other current liabilities            2,983             2,245           (2,447)               -         2,781
Deposits and deferred revenue                             (237)             (347)               226               -         (358)
Due to affiliate                                         14,156             7,290             5,403               -        26,849
Other long-term liabilities                               (331)               371             (839)               -         (799)
                                                  -------------- ----------------- ----------------- --------------- -------------

Net cash provided by (used in) operating                (2,838)            37,843          (31,279)           4,969         8,695
activities

Cash flows from investing activities:

Additions to property and equipment                       1,235          (40,844)               501               -      (39,108)
Sale of long-term investments                                 -                 -               568               -           568
                                                  -------------- ----------------- ----------------- --------------- -------------

Net cash used in investing activities                     1,235          (40,844)             1,069        (38,540)      (38,540)

Net cash flows from financing activities:

Proceeds from construction loan                               -                 -            31,219               -        31,219
Proceeds from term loan                                  30,000                 -                 -               -        30,000
Deferred financing costs                                (1,495)                                                   -       (1,495)
Proceeds from revolving line of credit                   13,655             (967)                 -               -        12,688
Repayment of revolving line of credit                  (59,623)                 -                 -               -      (59,623)
Capital contribution from ASC                            36,630                 -                 -               -        36,630
Repayments of subordinated debt                        (21,882)                 -                 -               -      (21,882)
Additions (reductions) to long-term debt                  4,318             4,239                 -         (4,969)         3,588
Reductions in note payable to shareholder                     -              (43)                 -               -          (43)
                                                  -------------- ----------------- ----------------- --------------- -------------

Net cash provided by financing activities                 1,603             3,229            31,219         (4,969)        31,082



                           Statement of cash flows for the nine month period ended April 26,1998
                                                      (in thousands)
                                                        (continued)

                                                                     Guarantor      Non-Guarantor                   Consolidated
                                                      ASC East      Subsidiaries    Subsidiaries    Eliminations      ASC East
                                                    (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
                                                    -------------- --------------- -------------- -------------- -----------------


Net increase in cash and cash equivalents                       -             228          1,009              -             1,237
Cash and cash equivalents at beginning of period               18           1,422          1,194              -             2,634
                                                    -------------- --------------- -------------- -------------- -----------------

Cash and cash equivalents at end of period                $    18       $   1,650      $   2,203        $     -         $   3,871
                                                    ============== =============== ============== ============== =================


                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

         We are pleased to present to you management's discussion and analysis of financial condition and results of operations for the third quarter of fiscal 1998 and the nine months ended April 26, 1998. As you read the material below, we urge you to carefully consider our (Unaudited) Condensed Consolidated Financial Statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form 10K filed with the Securities Exchange Commission on October 30, 1997.

                         Liquidity and Capital Resources

         Short-Term.  The  Company's  primary  short-term  liquidity  needs  are
funding  seasonal  working  capital   requirements,   its  summer  1998  capital
improvement program, and servicing indebtedness. The 1998 summer capital improvements will include expenditures on lifts, trails, snow-making equipment and base facilities. Cash requirements for ski-related and real estate development activities are provided by separate sources. The Company's primary sources of liquidity for working capital and ski-related capital improvements are investments in the Company by its parent, American Skiing Company ("ASC"), cash flow from operations of its subsidiaries and borrowings under ASC's senior credit facility. No future real estate development is anticipated to occur through the Company. ASC has structured its real estate operations as a separate direct subsidiary of ASC.

         The Company established a new credit facility on November 12, 1997 (the "New Credit Facility"). The New Credit Facility is a sub-facility under the senior credit facility of ASC and $75 million (up to $30 million of which is currently available) is available for borrowings by the Company. The New Credit Facility consists of an eight-year revolving credit facility in the amount of $45 million and an eight-year term facility in the amount of $30 million.

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

         The Company's 1998 summer capital program is expected to total approximately $30 million. The combination of capital contributions from ASC, cash flow from resort operations, capital leases and the New Credit Facility are expected to provide sufficient funds to meet short-term liquidity needs for working capital and skiing related capital expenditures.

         The Company expects to benefit from an exchange offer ("Exchange Offer") currently being made by the Company's parent corporation to holders of the Company's $120 million 12% Senior Subordinated Notes due 2006 (the "12% Notes") to exchange those obligations for substantially similar obligations of ASC. The consummation of the Exchange Offer would benefit the Company because it would enable the free movement of funds between the Company and ASC. As part of the Exchange Offer, holder of the Company's 12% Senior Subordinated Notes are being asked to consent to certain amendments to the indenture under which such Notes were issued. No commitments have been made by the Company or ASC relating to the Exchange Offer and no assurance can be given that the Exchange Offer will be consummated.

         The Company runs its existing real estate development through a single purpose subsidiary. Construction of the Company's existing Grand Summit Hotel projects is financed through an independent construction loan facility with recourse limited to the real estate development subsidiaries. The facility is a customary construction lending facility allowing advances as construction progresses. Each advance is subject to certain conditions, including obtaining certain levels of preconstruction sales. The loan is secured by first mortgages on the Company's Grand Summit properties. Principal is to be repaid at a rate of 80% to 85% of the proceeds generated by quartershare sales. The construction facility matures December, 2000. This facility is sufficient to fund the Grand Summit Hotel projects which were substantially completed during the 1997-1998 ski season.

         Long-Term. The Company's primary long-term liquidity needs are to fund skiing related capital improvements at certain of its resorts. There is a considerable degree of flexibility in the timing and, to a lesser degree, in the scope of these capital improvements. Although specific capital expenditures can be deferred for extended periods, continued growth in skier visits, revenues and profitability will require continued capital investment in on-mountain improvements. The Company's practice is to finance on-mountain capital improvements through resort cash flow and its New Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending on future availability of cash flow from each season's resort operations and future borrowing availability under the New Credit Facility.

         No further real estate development is expected to occur through the Company. ASC's real estate development is expected to be undertaken by a separate direct ASC subsidiary.

                        Changes in Results of Operations

Changes for the Third Quarter of Fiscal 1998 compared to the Third Quarter of Fiscal 1997.

         1. Resort revenues. Resort revenues increased $2.0 million or 2.4% from $81.7 million in the third quarter of fiscal 1997 to $83.7 million in the third quarter of fiscal 1998. The increase is primarily attributable to the acquisition of new food, beverage and retail operations at Killington, Sugarloaf and Attitash.

         2. Real estate revenues. Real estate revenues increased $37.3 million in the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997. The increase is attributable to completion of the Company's new hotels at Killington, Mount Snow and Sunday River and the closings of quartershare unit sales at these projects.

         3. Cost of resort operations. Cost of resort operations increased 12.9% from $38.0 million to $42.9 million. The $4.9 million increase is principally attributable to increased costs associated with increased business volume.

         4. Cost of real estate operations. Cost of real estate operations increased $25.1 million due to increased sales and also to non-capitalizable costs associated with future projects currently under development.

         5. Marketing, general and administrative. Marketing, general and administrative costs decreased $3.1 million or 34.1% from $9.1 million to $6.0 million. The decrease is primarily attributable to assumption of certain corporate marketing and administrative costs by ASC beginning in November 1997.

         6. Depreciation and amortization. Depreciation and amortization expenses increased $2.0 million or 24.7% from $8.1 million to $10.1 million. The increase is primarily attributable to capital expenditures made in the summer of 1997.

     7. Interest expense. Interest expense increased $.4 million or 8.3% from $5.3 million to $5.8 million. The increase is due to additional debt outstanding on the New Credit Facility and the construction loan facility related to the Grand Summit Hotel projects. These increases are partially offset by a decrease in interest expense related to the Subordinated Notes.

         8. Provision for income taxes. Provision for income taxes increased $3.3 million and is entirely related to the $10.0 million increase in net income before provision for income taxes.

                        Changes in Results of Operations
            Changes for the First Nine Months of Fiscal 1998 compared to the First Nine Months of Fiscal 1997.

         1. Resort revenues. Resort revenues increased 6.7% from $157.7 million for the nine months ended April 26, 1998 to $168.2 million for the nine months ended April 27, 1997. The $10.5 million increase in revenues is principally attributable to increased skier visits at the Company's resorts, an increase in yield per skier visit, and the acquisition of various retail and food and beverage operations.

         2. Real estate revenues. Real estate revenues increased $42.7 million for the nine months ended April 26, 1998 as compared to the nine months ended April 27, 1997. The increase is attributable to completion of the Company's Grand Summit hotels at Killington, Mount Snow and Sunday River, and the closings of quartershare unit sales at these projects.

         3. Cost of resort operations. Cost of resort operations increased 8.7% from $96.2 million to $104.6 million. The $8.4 million increase is principally attributable to increased costs associated with increased business volume at the Company's resorts.

         4. Cost of real estate operations. Cost of real estate operations increased $28.6 million due to increased sales and also to non-capitalizable costs associated with future projects currently under development.

         5. Marketing, general, and administrative. Marketing, general, and administrative costs decreased 8.3% from $21.6 million to $19.8 million. The decrease is attributable to assumption of certain corporate and marketing and administrative expense by ASC which began in November 1997.

         6. Depreciation and amortization. Depreciation and amortization expense increased $2.8 million or 16.6% from $16.9 million in the third quarter of fiscal 1997 to $19.7 million. The increase is due primarily to capital expenditures made in the summer of 1997.

     7. Interest expense. Interest expense increased $.6 million or 3.3% from $18.4 million to $19.0 million. The increase is due to additional debt outstanding on the New Credit Facility and the construction loan facility related to the Grand Summit Hotel projects. These increases are partially offset by a decrease in interest expense related to the Subordinated Notes.

         8. Provision for income taxes. Provision for income tax expense increased by $5.4 million from $2.5 million to $7.9 million. The increase is entirely related to the $14.6 million increase in net income before provision for income taxes.

     9. Extraordinary loss. The extraordinary loss recorded by the Company relates to the early retirement of the Company's revolving line of credit and Subordinated Notes and indebtedness related to the acquisition of Sugarbush.

                         Changes in Financial Condition

         Changes for the First Nine Months of Fiscal 1998 Compared to year-end Fiscal 1997.

         1. Cash and cash equivalents. Cash and cash equivalents increased 47.0% or $1.3 million from $2.6 million as of July 27, 1997 to $3.9 million as of April 26, 1998. The primary reason for the increase is due to the increased activity related to the operating cycle of the Company.

         2. Accounts receivable. Accounts receivable increased 325% or $12.4 million from $3.8 million to $16.2 million. The primary reason for the increase is due to increased operating activities due to the seasonal nature of the Company's business cycle and to increased real estate sales activity.

         3. Inventory. Inventories increased 46.6% or $3.4 million from $7.3 million as of July 27, 1997 to $10.7 million. The increased inventory levels are directly related to the Company's operating cycle and additional food, beverage and retail operations in the Northeast.

         4. Property and equipment, net. Property and equipment, net increased 9.0% or $21.9 million from $242.6 million to $264.5 million. The $21.9 million increase is related to the capital improvement program at the resorts and the acquisition of the Wobbly Barn restaurant in Killington, VT.

         5. Real estate developed for sale. Real estate developed for sale increased 163.8% or $38.5 million from $23.5 million to $62.0 million. The increase is attributable to capital expenditures for the quartershare Grand Summit hotel projects being constructed at the Killington, Mount Snow and Sunday River ski resorts.

         6. Goodwill. Goodwill increased 76.6% or $8.2 million from $10.7 million to $18.9 million as of April 26, 1998. The increase (net of amortization of existing goodwill) is attributable to ASC's exchange of shares of its common stock for shares of ASC East's common stock held by the minority interest shareholders.

         7. Deferred financing costs. Deferred financing costs decreased $1.4 million or 17.7% from $8.3 million to $6.9 million. The decrease is attributable to the write-off of deferred financing fees related to the Subordinated Notes and the Company's previous line of credit; both of which resulted in an extraordinary loss. The Company also incurred additional deferred financing costs related to the New Credit Facility which offset part of the decrease.

         8. Current portion of long-term debt. Current portion of long-term debt decreased 14.1% or $4.6 million from $33.2 million to $28.6 million. The reason for the decrease is due to the New Credit Facility and its payment structure relative to the senior credit facility.

         9. Accounts payable and other current liabilities. Accounts payable and other current liabilities increased $4.1 million or 16.0% from $25.7 million to $29.8 million. The increase is attributable to the seasonal nature of the Company's business cycle.

         10. Deposits and deferred revenue. Deposits and deferred revenue decreased 31.8% or $1.4 million from $4.4 million to $3.0 million. The decrease is primarily attributable to decreases in deposits on quartershare Grand Summit units at the Killington, Mount Snow, and Sunday River resorts as the result of real estate closings throughout fiscal 1998.

         11. Due to affiliate. Due to affiliate increased $25.6 million. The increase is primarily attributable to advances to the Company from its parent for operations and the retirement of the senior credit facility.

         12. Long-term debt, excluding current portion. Long-term debt, excluding current portion increased 50.9% or $23.8 million from $46.8 million to $70.6 million. The increase results primarily from a construction loan which was closed in August 1997 and has a balance of $34.0 million as of April 26, 1998.

         13.   Subordinated   notes  and  debentures.   Subordinated  notes  and
debentures decreased 14.6% or $21.9 million which is primarily attributable to the early retirement of the Subordinated Notes on December 30, 1997.

         14. Deferred income taxes. Deferred income taxes increased 19.3% or $5.5 million from $28.5 million to $34.0 million. The increase is attributable to the provision for income taxes, most of which is not currently payable.

         15. Additional paid-in capital. Additional paid in capital increased $45.1 million from $3.8 million as of July 27, 1997 to $48.9 million as of April 26, 1998. The increase is due to the following factors: (1) ASC exchanged shares of its common stock for the minority interest of the Company resulting in an increase of $8.7 million and (2) ASC contributed $36.4 million to the Company to repay various outstanding debt obligations which included the Subordinated Notes and Sugarbush acquisition indebtedness.

         16. Retained earnings. Retained earnings increased from $12.4 million to $20.3 million. The increase is directly attributable to the $7.9 million net income for the nine months ended April 26, 1998.

                               Significant Events

         New Credit Facility. The Company entered into the New Credit Facility described above under the heading "Liquidity and Capital Resources" contemporaneously with the closing by ASC of its initial public offering on November 12, 1997.

         Consent Solicitation. Contemporaneously with the November 12, 1997 closing, the Company closed the amendment (the "Amendment") of the indenture (the "12% Note Indenture") relating to its 12% Notes to permit the consummation of the initial public offering of ASC without requiring the Company to make a Change of Control Offer (as defined). The 12% Note Indenture required the consent of the holders of at least a majority in aggregate principal amount of the 12% Notes to amend the 12% Note Indenture. The Company obtained the requisite amount of consents pursuant to the consent solicitation, and executed a supplemental indenture to give effect to the Amendment. In connection with the consent solicitation, the Company paid to the consenting holders of the 12% Notes a customary consent payment.

     Redemption of Subordinated Notes. A portion of the proceeds from ASC's initial public offering have been contributed to the Company. The capital contribution was used to make an approximate $27.7 million redemption of all outstanding 13 3/4% Subordinated Discount Notes due 2007 of the Company (the "Subordinated Notes"). The indenture relating to the Subordinated Notes provided for a redemption price equal to 113.75% of the carrying value of the Subordinated Notes on the redemption date. The Company recorded a pretax loss of approximately $4.3 million related to the repayment of the Subordinated Notes.

         Land Exchange. The Company consummated a land exchange with the State of Vermont on December 1, 1997. The exchange results in the Company obtaining ownership of over 1,000 acres of valuable developmental real estate at the base of the Killington resort.

         Interest Rate Swap. On February 5, 1998 the Company entered into an interest rate swap arrangement with BankBoston that effectively lowers the interest rate on its 12% notes to 9%. The Company's principal risk on the transaction is that LIBOR decreases below 6.9% in July 2001 when another swap agreement can be entered into.

                               Subsequent Events

         Exchange Offer. On May 8, 1998, the Company's parent initiated an exchange offer and Consent solicitation whereby the Company's parent offered to exchange up to $120 million of its senior subordinated notes for the company's 12% Senior Subordinated Notes due 2006. The Company's parent filed a report on Form 8-K making publicly available certain portions of its Exchange offer. As part of the Exchange offer, holders of the Company's 12% Senior Subordinated Notes are being asked to consent to certain amendments to the indenture under which such Notes were issued. The deadline for response to the exchange has been extended from June 5, 1998 to June 12, 1998.

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

         3. Real estate development and the Company's ability to generate revenues from sales therefrom may be adversely affected by numerous factors, many of which are beyond the control of the Company. These factors include the national and regional economic climate, the ability of the Company to obtain the necessary zoning, land use, building, occupancy and other required governmental permits and authorizations and changes in real estate, zoning, land use, environmental and tax laws. In addition, real estate development will be dependent upon, among other things, receipt of adequate financing on suitable terms, obtaining and maintaining the requisite permits and licenses and, in certain circumstances, acquiring additional real estate. There can be no assurance that such financing, permits, licenses and real estate are obtainable.

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

                                                ASC East, Inc.


Date: June 11, 1998                           /s/ Thomas M. Richardson
      -------------                            -------------------------
                                             Thomas M. Richardson
                                             Senior Vice President Finance Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)

Date: June 11, 1998                            /s/ Christopher E. Howard
      -------------                           --------------------------
                                              Christopher E. Howard
                                              Chief Administrative Officer and
                                              General Counsel
                                              (Duly Authorized Officer)