Form 10-Q/A
period 1997-10-26
AMERICAN SKIING CO
filed 1998-11-10
CIK 1019293

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

                                    Yes [X] No [  ]

         The number of shares outstanding of each of the issuer's classes of common stock was 978,300 shares of common stock $.01 par value outstanding as at November 10, 1998.

                         ASC East, Inc. and Subsidiaries
                                Table of Contents

Part I - Financial Information...............................................1

Item 1 Financial Statements .................................................1

         Condensed Consolidated Statement of Operations
         (Unaudited) for the three months ended October 26, 1997
         and October 27, 1996................................................2

         Condensed Consolidated Balance Sheet
         (Unaudited) as of October 26, 1997 and July 27, 1997................3

         Condensed  Consolidated  Statement  of Cash Flows  (Unaudited)  for the
         three months ended October 26, 1997 and October 27, 1996............5

Notes to Condensed Consolidated Financial Statements (Unaudited) ............7

Item 2 Management's Discussion and Analysis of Financial
  Condition and Results of Operations........................................12

General .....................................................................12

Liquidity and Capital Resources..............................................14

Changes in Results of Operations.............................................14

Changes in Financial Condition...............................................15

Part II Other Information....................................................16

Item 6 Exhibits..............................................................16

                         ASC East, Inc. and Subsidiaries

                         Part I - Financial Information
                                     Item 1
                              Financial Statements

This Form 10-Q/A is filed by ASC East, Inc. ("ASC East") for itself and its following wholly-owned subsidiaries:

Sunday River Skiway Corporation      Sunday River, Ltd.
Sunday River Transportation          Perfect Turn, Inc.
LBO Holding, Inc                     Sugarbush Resort Holdings, Inc.
Mountain Wastewater Treatment, Inc.  Sugarbush Leasing Company
Sugarbush Restaurants, Inc.          Cranmore, Inc.
Grand Summit Resort Properties, Inc. S-K-I Limited
Killington, Ltd.                     Mount Snow, Ltd.
Waterville Valley Ski Area, Ltd.     Sugarloaf Mountain Corporation
Killington Restaurants, Inc.         Dover Restaurants, Inc.
Resort Technologies, Inc.            Resort Software Services, Inc.
Mountainside                         Sugartech
Deerfield Operating Company          Pico Ski Area Management Company.
SKI Insurance                        Mountain Water Company
Killington West, Ltd                 Club Sugarbush, Inc.

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


                         ASC East, Inc. and Subsidiaries

                 Condensed Consolidated Statement of Operations
                                 (in thousands)

                                                                  For the three months ended
                                                          October 26, 1997         October 27, 1996
                                                               (unaudited)           (unaudited)
                                                          (Restated - Note 1)
Net  revenues:
  Resort ...........................................             $    13,655            $    11,728
  Real estate ......................................                     810                  1,569
                                                       ---------------------------------------------
    Total net revenues .............................                  14,465                 13,297

Operating expenses:
  Resort ...........................................                  17,533                 15,034
  Real Estate ......................................                     925                  1,032
  Marketing, general and administrative ............                   6,540                  4,792
  Stock compensation charge (Note 1) ...............                   3,271                      -
  Depreciation and amortization ....................                   1,450                  1,527
                                                       ---------------------------------------------
    Total operating expenses .......................                  29,719                 22,385
                                                       ---------------------------------------------

Loss from operations ...............................                (15,254)                (9,088)

Interest expense ...................................                   6,707                  7,514
                                                       ---------------------------------------------

Net loss before benefit for income taxes (note 1)...                (21,961)               (16,602)


Benefit from income taxes ..........................                 (8,433)                (6,309)

                                                       ---------------------------------------------
Net loss ...........................................             $  (13,528)          $    (10,293)
                                                       =============================================


Net loss per common share-basic and diluted (note 6)                $(13.83)               $(10.52)

                                                       ---------------------------------------------

Retained earnings, beginning of the period ........                   12,352                 18,131
Net loss ..........................................                 (13,528)               (10,293)
                                                       ---------------------------------------------

Retained earnings (accumulated deficit), end
of period .........................................                $ (1,176)         $        7,838
                                                       =============================================


See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).


                         ASC East, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                                October 26, 1997          July 27, 1997
                                                                     (unaudited)
                                                                (Restated- Note 1)
Assets
Current assets
  Cash and cash equivalents ....................... .........         $          4,573        $      2,634
  Restricted cash ................................. .........                    3,079               2,812
  Accounts receivable ............................. .........                    4,174               3,801
  Inventory ....................................... .........                   12,102               7,282
  Prepaid expenses ..........................................                    2,326               1,579
  Deferred tax assets .......................................                      422                 422
                                                                -------------------------------------------
      Total current assets ..................................                   26,676              18,530


  Property and equipment, net ...............................                  253,279             242,617
  Long-term investments .....................................                    3,380               3,507
  Goodwill ..................................................                   10,595              10,664
  Deferred financing costs ..................................                    8,105               8,334
  Due from affiliate ........................................                        -               1,260
  Real estate developed for sale ............................                   45,478              23,540
  Other assets ..............................................                    4,744               4,998
                                                               ============================================
     Total assets ...........................................           $      352,257          $  313,450
                                                               ============================================


                         ASC East, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                       October 26, 1997        July 27, 1997
                                                         (unaudited)
                                                    (Restated - Note 1)
Liabilities and Shareholders' Equity
Current liabilities

    Line of credit and current portion of
    long-term debt ....................................       $     29,736           $     33,248
    Accounts payable and other current liabilities ....             31,483                 25,738
    Deposits and deferred revenue .....................             14,360                  4,379
    Demand note shareholder ...........................              1,933                  1,933
    Due to affiliate (note 1)..........................              7,261                      -
                                                    ----------------------------------------------
      Total current liabilities .......................             84,773                 65,298

    Long-term debt, excluding current portion .........            236,925                196,582
    Other long-term liabilities .......................              8,022                  6,932
    Deferred income taxes (note 1).....................             19,941                 28,514
                                                    ----------------------------------------------
      Total liabilities ...............................            349,661                297,326

Shareholders' Equity
  Common stock ........................................                 10                     10
  Additional paid - in capital ........................              3,762                  3,762
  Retained earnings (accumulated deficit) (note 1).....            (1,176)                 12,352
                                                   -----------------------------------------------
    Total shareholders' equity ........................              2,596                 16,124

                                                    ==============================================
Total liabilities and shareholders' equity ............       $    352,257           $    313,450
                                                    ==============================================



See  accompanying   notes  to  condensed   consolidated   financial   statements
(Unaudited).

                         ASC East, Inc. and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                    For the three months ended
                                                                          October 26, 1997       October 27, 1996
                                                                            (unaudited)            (unaudited)
                                                                           (Restated- Note 1)
Cash flows from operating activities:

  Net loss ................................................................         $(13,528)           $   (10,293)

Adjustments  to  reconcile  net loss to net cash (used in)
provided by operating activities:
  Depreciation and amortization ...........................................             2,350                  1,527
  Stock compensation charge ...............................................             3,271
  Deferred income taxes ...................................................           (8,573)                (5,789)
  Decrease (increase) in assets: ..........................................                                        -
  Restricted cash and investments held in escrow ..........................             (267)                  (177)
  Accounts receivable .....................................................             (373)                     71
  Inventory ...............................................................           (3,520)                  (562)
  Prepaid expenses ........................................................             (747)                  (457)
  Real estate developed for sale ..........................................          (21,938)                      -
  Other current assets ....................................................                 -                     85
  Other assets ............................................................               155                    904

Increase (decrease) in liabilities:
  Accounts payable and other current liabilities ..........................             6,742                  9,897
  Deposits and deferred revenue ...........................................             9,981                  7,136
  Other long-term liabilities .............................................               209                      -
   Due to/from affiliate ..................................................             5,250                      -
                                                                       ----------------------------------------------
  Cash flow (used in) provided by operating activities ....................          (20,988)                  2,342

Cash flows from investing activities:

  Capital expenditures ....................................................          (11,175)                (7,333)
  Additions to assets held for resale .....................................                 -                (3,285)
  Payments for purchases of businesses ....................................                 -                (2,492)
  Long-term investments ...................................................               127                  (498)

                                                                       ----------------------------------------------
  Net cash used in investing activities ...................................          (11,048)               (13,608)


                         ASC East, Inc. and Subsidiaries

           Condensed Consolidated Statement of Cash Flows (continued)
                                 (in thousands)

                                                                                 For the three months ended
                                                                          October 26, 1997       October 27, 1996
                                                                             (unaudited)           (unaudited)
                                                                          (Restated - Note 1)
Cash flows from financing activities:

  Net proceeds from senior credit facility ............................         $       1,189         $            -
                                                                                                                   -
  Payments of long-term debt ..........................................                 (935)                      -
  Deferred financing costs ............................................                  (50)                      -
  Reductions on demand note shareholder ...............................                     -                  (621)
  Proceeds from long-term debt ........................................                   318                 11,689
  Proceeds from construction loan .....................................                33,453                      -
                                                                        ---------------------------------------------
  Net cash provided by financing activities ...........................                33,975                 11,068
                                                                        ---------------------------------------------
  Net increase (decrease) in cash and cash equivalents ................                 1,939                  (198)
  Cash and cash equivalents beginning of period .......................                 2,634                  4,087
  Cash and cash equivalents end of period .............................          $      4,573         $        3,889
                                                                        =============================================


See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).


                         ASC East, Inc. and Subsidiaries

Notes to (Unaudited) Condensed Consolidated Financial Statements

          1. Amendment to Form 10Q. The Form 10Q for the three months ended October 26, 1997, as filed December 10, 1997, is being amended to reflect the allocation of a portion of the total stock compensation charge incurred by the Company's parent, American Skiing Company (the "Parent"). The previously filed Form 10Q did not include the allocation. During the quarter ended October 26, 1997, the Parent granted nonqualified options under the American Skiing Company Stock Option Plan to certain key members of senior management and other members of management with an exercise price of $2.00 per share when the fair market value of the stock was estimated to be $18.00 per share. Accordingly, the Parent recognized stock compensation expense of $8.6 million relating to the grants based on the intrinsic value of $16.00 per share. Under the grant agreements, the Company agreed to pay the optionees a fixed tax bonus in the aggregate of $5.7 million to provide for certain fixed tax liabilities that the optionees will incur upon exercise. The Parent recognized the total stock compensation charge of $14.3 million in the quarter ended October 26, 1997.

          It was determined that the stock compensation charge incurred by the Parent of $14.3 million was an allocable expense to ASC East in accordance with Staff Accounting Bulletin 55, Topic 1-B, due to the fact that the members of management comprising the charge worked on ASC East-related activities in addition to Parent corporate activities. The allocation of the stock compensation charge is based on management's analysis of the actual time spent by such employees on ASC East-related activities during the period. It is management's opinion that the method used to allocate the stock compensation charge is reasonable.

          The impact of this adjustment on the unaudited Condensed Consolidated statement of Operations for the three months ended October 26, 1997 was the recording of the Stock compensation charge of $3.3 million and an increase in the benefit from income taxes from $7.3 million to $8.4 million, an increase of $1.1 million. These adjustments resulted in an increase in net loss of $2.1 million from $11.4 million to $13.5 million, and an increase in basic and diluted loss per common share of $2.17, from a loss of $11.66 per share to a loss of $13.83 per share.

          2. Amendment to Footnote 8 of the Form 10Q as filed on December 10, 1997. The Form 10Q for the three months ended October 26, 1997 is being amended to reflect the correct classification of the Company's wholly-owned subsidiary, Grand Summit Resort Properties, Inc. ("GSRP"), as a guarantor of the 12% Senior Subordinated Notes (See Footnote 10). In the form 10Q as filed on December 10, 1997, the Company incorrectly reflected GSRP as a non-guarantor.

                         ASC East, Inc. and Subsidiaries

         3. General. In the opinion of the Company the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 26, 1997 and July 27, 1997, the results of operations for the three months ended October 26, 1997 and October 27, 1996, and the statement of cash flows for the three months ended October 26, 1997 and October 27, 1996. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the Form 10-K filed with the Securities and Exchange Commission October 30, 1997.

         4. Income Taxes. The benefit for income taxes is based on a projected annual effective tax rate of 39%, adjusted for the difference between what was expensed for financial reporting purposes versus what is estimated to be deductible for income tax purposes with respect to the stock compensation charge. Deferred income taxes include the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

         5. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business which is ownership and operation of ski resorts.

          6. Net Income per Common Share. Net income per common share figures are based on the average shares outstanding during the first quarter of fiscal 1998 and 1997 of 978,300.

         7. Acquisitions. The Company purchased the Pico Mountain Ski Resort on December 9, 1996. This resort is located in Sherburne, Vermont in close proximity to the Killington resort. The purchase price of the resort was $2,909,000 in cash and $1,626,000 present value of contingent liabilities based upon the occurrence of certain future events relating to the development and growth of the resort.

         8. Adjustments and Reclassifications. Certain amounts in the prior consolidated financial statements have been reclassed to conform to the current presentation.

         9. Subsequent events. On November 6, 1997, the Company's parent corporation, American Skiing Company ("Parent") completed an initial public offering of its common stock. Total proceeds of $265.5 million were raised and the Parent invested $28.0 million into the Company to purchase 98,965 shares of common stock. The proceeds from the sale of stock to the Parent will be used to retire the Company's 13 3/4 subordinated notes due 2007. The early retirement of these notes will result in an extraordinary loss of $4,398,000 which will be reported in the second quarter of fiscal 1998.

         On November 12, 1997, the Company entered into a new senior credit agreement . The new senior credit agreement is one component of a two-part $215 million senior credit facility established for the Parent, of which $75 million is allocated to the Company. The Company's facility is guaranteed by the Parent. The new credit agreement was used to retire the existing credit agreement. Early retirement of the existing credit agreement will result in an extraordinary loss of $1,628,000 in the second quarter of fiscal 1998.

         10. Guarantors of Debt (Restated - Note 2). The Notes and Subordinated Notes are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception, of SKI Insurance Company, Killington West, Ltd., Mountain Water Company, and Club Sugarbush, Inc., (the "Non-Guarantors"). Prior to the Acquisition and issuance of the Notes and Subordinated Notes on June 28, 1996, the bank loan agreements were collateralized by virtually all of the assets of the companies comprising the Company. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantees are fully, unconditional, and joint and several. The guarantor information for the quarter ended October 26, 1997, is as follows:

                         ASC East, Inc. and Subsidiaries

                      Balance Sheet as of October 26, 1997
                           (in thousands) (unaudited)

                                                                                Non-                       Consolidated
                                                              Guarantor       Guarantor      Eliminating        Total
ASSETS                                         ASC EAST      Subsidiaries   Subsidiaries       Entries        ASC East
                                              (Restated
                                             Note 1 and 2)                                                (Restated - Note 1)
                                           --------------------------------------------------------------------------------
 Current Assets
 Cash and cash equivalents                      $        18    $     4,341      $      214     $         -    $      4,573

 Restricted cash                                          -          3,079               -               -           3,079
 Accounts receivable                                    383          3,618           1,457         (1,284)           4,174
 Inventory                                              391         11,711               -               -          12,102
 Prepaid expenses                                       388          1,918              20               -           2,326
 Deferred tax asset                                       -            422               -               -             422
 Investment in subsidiaries                         120,118        138,800               -       (258,918)               -
                                           --------------------------------------------------------------------------------
                      Total current assets          121,298        163,889           1,691       (260,202)          26,676

 Property and equipment, net                          2,309        250,184             786               -         253,279
 Goodwill                                            10,595              -               -               -          10,595
 Deferred financing costs                             8,105              -               -               -           8,105
 Long-term investments                                    -              -           3,380               -           3,380
 Other assets                                             -          4,744               -               -           4,744
 Real estate developed for resale                         -         45,478               -               -          45,478
                                           --------------------------------------------------------------------------------

                              Total assets          142,307         464,295           5,857      (260,202)         352,257

                                           ================================================================================

 Liabilities & Shareholders' Equity

 Current liabilities
 Current portion of long-term debt                   25,255          4,481               -               -          29,736

 Accounts payable and other current
   liabilities                                        6,192         26,114             469         (1,292)          31,483
 Deposits and deferred revenue                          730         13,614              16               -          14,360
 Demand note, shareholder                                 -          1,933               -               -           1,933
 Due to affiliate                                  (48,965)         85,208        (28,982)               -           7,261
                                           --------------------------------------------------------------------------------
                 Total current liabilities         (16,788)        131,350        (28,497)         (1,292)          84,773

 Deferred income taxes                             (12,812)         33,557           (804)               -          19,941
 Long-term debt, excluding current portion          170,753         66,110              62               -         236,925
 Other long-term liabilities                            298          3,536           4,188               -           8,022
                                           --------------------------------------------------------------------------------
                         Total liabilities          141,451        234,553        (25,051)         (1,292)         349,661

 Shareholders' Equity
 Common stock                                            10            181               2           (183)              10
 Additional paid in capital                           3,762        209,876          30,383       (240,259)           3,762
 Retained earnings                                  (2,916)         19,685             523        (18,468)         (1,176)
                                           --------------------------------------------------------------------------------
                Total shareholders' equity              856        229,742          30,908       (258,910)           2,596


 Total Liabilities & Shareholders' Equity     $     142,307  $     464,295         $ 5,857    $  (260,202)        $352,257
                                           ================================================================================


                         ASC East, Inc. and Subsidiaries


      Statement of Operations for the three months ended October 26, 1997
                           (in thousands) (unaudited)

                                                                                  Non-                       Consolidated
                                                               Guarantor       Guarantor      Eliminating        Total
                                               ASC EAST      Subsidiaries     Subsidiaries      Entries         ASC East
                                             (Restated -
                                              Note 1 and 2)                                                 (Restated Note 1)
                                           ----------------------------------------------------------------------------------
 Net revenues:
      Resort                                     $      759  $       12,807      $       422     $    (333)   $       13,655
      Real estate                                         -             810                -              -              810
                                           ----------------------------------------------------------------------------------
 Total net revenues                                     759          13,617              422          (333)           14,465

 Operating expenses:
      Resort                                            355          17,121              390          (333)           17,533
      Real estate                                         -             925                -              -              925
      Marketing, general and
        administrative                                1,932           4,606                2              -            6,540
      Stock compensation charge                       3,271               -                -              -            3,271
      Depreciation and mortization                      447           1,001                2              -            1,450
                                           ----------------------------------------------------------------------------------
 Total operating expenses                             6,005          23,653              394          (333)           29,719

 Income (loss) from operations                      (5,246)        (10,036)               28              -          (15,254)

      Interest                                        5,897             808                2              -            6,707
                                           ----------------------------------------------------------------------------------

 Net income (loss) before provision for
  income taxes                                     (11,143)        (10,844)               26              -         (21,961)

 Provision for (benefit)  Income Taxes              (4,109)         (4,334)               10              -          (8,433)

                                           ----------------------------------------------------------------------------------

 Net income (loss)                          $       (7,034) $       (6,510)      $        16       $      -      $  (13,528)

                                           ==================================================================================



                         ASC East, Inc. and Subsidiaries


      Statement of Cash Flows for the three months ended October 26, 1997
                           (in thousands) (unaudited)

                                                                                   Non-                        Consolidated
                                                                Guarantor       Guarantor      Eliminating         Total
                                                 ASC EAST     Subsidiaries     Subsidiaries      Entries          ASC East
                                               (Restated -
                                                Note 1 and 2)                                                (Restated - Note 1)
                                              --------------------------------------------------------------------------------
 Cash flows from operating activities:

 Net loss                                     $      (7,034)  $      (6,510)     $         16    $         -  $      (13,528)

 Non-cash items included in net loss:
     Depreciation and Amortization                     1,285           1,063                2              -            2,350
     Stock compensation charge                         3,271               -                -              -            3,271
     Deferred income taxes                           (4,109)         (4,334)            (130)              -          (8,573)

 Decrease (increase) in assets
 Restricted cash                                           -           (273)                6              -            (267)
 Accounts receivable                                   (243)            (51)            (410)            331            (373)
 Inventory                                             (107)         (3,413)                -              -          (3,520)
 Prepaid expenses                                       (20)           (806)               79              -            (747)
 Real estate developed for resale                          -        (21,938)                -              -         (21,938)
 Other assets                                            250            (95)                -              -              155

 Increase (decrease) in liabilities
 Accounts payable and other current liabilities        4,110           2,936               27          (331)            6,742
 Deposits and deferred revenue                           192           9,773               16              -            9,981
 Other long-term liabilities                           (194)             413             (10)              -              209

 Due to/from affiliate                                 2,441           2,789               20              -            5,250
                                              --------------------------------------------------------------------------------
 Cash flows provided (used) for operating
   activities                                          (158)        (20,446)            (384)              -         (20,988)
 Cash flows from investing activities:
 Long-term investments                                     -               -              127              -              127
 Capital expenditures                                  (981)        (10,194)                -              -         (11,175)

                                              --------------------------------------------------------------------------------
 Cash flows provided (used) for investing
   activities                                          (981)        (10,194)              127              -         (11,048)
 Cash flows from financing activities:
 Net proceeds from  senior credit facility             1,189               -                -              -            1,189
 Proceeds from construction loan                           -          33,453                -              -           33,453
 Deferred financing costs                               (50)               -                -              -             (50)
 Proceeds from long-term debt                              -             318                -              -              318
 Payments of  long-term debt                               -           (931)              (4)              -            (935)
                                              --------------------------------------------------------------------------------
 Cash flows provided (used) for financing
  activities                                           1,139          32,840              (4)              -           33,975

 Net cash increase (decrease) in cash
   and cash equivalents                                    -           2,200            (261)              -            1,939

 Cash and cash equivalents, beginning of  year            18           2,141              475              -            2,634
                                              --------------------------------------------------------------------------------
 Cash and cash equivalents, end  of  period       $       18      $    4,341         $    214        $     -       $    4,573
                                              ================================================================================

                         ASC East, Inc. and Subsidiaries

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                              (Restated - Note 1)

                                     General

         Set forth below is management's discussion and analysis of (i ) the liquidity and capital resources of the Company, (ii) changes in financial condition of the Company, including (a) a discussion of changes in financial condition from the end of the 1997 fiscal year through the quarter ended October 26, 1997, and (b) a comparison of financial condition between the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997, and (iii) the results of operations for the first quarter of fiscal 1998 as compared to the corresponding quarter of fiscal 1997.

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

         The Company established a new credit facility on November 12, 1997 (the "New Credit Facility"). As of October 26, 1997 there was $56 million outstanding under the prior credit facility, leaving availability under the facility of $5 million. The new credit facility is a portion of a combined facility provided to and guaranteed by the Parent. The Company's obligations under the senior credit facility are limited to the portion of the facility available to the Company. The financial convents (excepting the leverage test) are, however, applied on a consolidated basis with the Parent. The facility for the Company consists of a six year revolving credit facility in the amount of $45 million and an eight year term facility in the amount of $30 million. The revolving facility will be subject to an annual 30 day clean down requirement to an outstanding balance of not more than the available revolving credit amount in effect at such time less $25 million. For the year ended July 26, 1998 the clean down requirement will be an outstanding balance of not more than $10 million. The maximum availability under the revolving facility will reduce over the term of the facility by certain prescribed amounts. The term facility amortizes at a rate of approximately 1.0% of the principal amount for the first six years with the remaining portion of the principal due in two substantially equal installments in years seven and eight.

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

                         ASC East, Inc. and Subsidiaries

         The Company's principal real estate development projects, Grand Summit Hotels at its Sunday River, Attitash/Bear Peak, Killington and Mount Snow resorts ("Projects") are undertaken through an unrestricted subsidiary of the Company, Grand Summit Resort Properties, Inc. The projects have been financed through a construction loan facility entered into on August 1, 1997. The construction loan facility is not an obligation of the Company. Recourse on this facility is limited to its Grand Summit Resort Properties, Inc. subsidiary. The facility is a customary construction lending facility allowing for periodic draw down as construction progresses. Each advance is subject to certain conditions, including Grand Summit Resort Properties, Inc. subsidiary obtaining certain levels of preconstruction sales. Interest on the loan will accrue at the prime rate established by Chase Manhattan Bank as of the first day of each month, plus 1.5%, but will not accrue at less than 9.25% per annum. The loan will be secured by (I) a first mortgage on the hotel resort properties, (ii)any interests that the Company may have in purchased quartershare units, including sales contracts, and (iii) other security interests granted by the Grand Summit Resort Properties, Inc. subsidiary. Interest on the loan is due and payable monthly in arrears. Principal will be repaid on the following basis: (i) as quartershare sales close at the Attitash project an amount equal to 85% of the sales proceeds payable in connection with the sale, (ii) as quartershare sales close at The Jordan Bowl, Killington and Mount Snow projects, an amount equal to 80% of the sales proceeds payable in connection with the sale, (iii) an amount equal to the rental payments received by The Grand Summit Resort Properties, Inc. subsidiary from The Company for the lease of the Projects (aggregating $193,000 per month) and (iv) other amounts upon the aggregate of original or outstanding advances exceeding certain construction costs and quartershare sales levels; provided, however, that the construction loan facility will mature at the end of December, 2000. This facility has been used to fund the $21.9 million capital expenditures related to project construction. With a total availability of $55 million it is anticipated that this facility, together with funds invested by the Company, will be sufficient to fund the Projects under construction.

         The Parent closed on its initial public offering on November 12, 1997 and purchased common stock in the Company in the amount of approximately $35.6 million. The proceeds will be use to redeem the Company's 13 3/4% subordinated discount notes due 2007 for an aggregate redemption price of approximately $27.7 million. These notes will be redeemed on December 30, 1997. The proceeds were also used to repay approximately $7.7 million of a subsidiary's outstanding debt in connection with the closing of the Parent's initial public offering .

         During the first quarter of fiscal 1998 the Company used $26.1 million for operations, $21.9 million of which was for the construction of the Projects, which are classified as real estate developed for resale. The estimated completion dates on these hotels will be the second and third quarter of fiscal 1998. The balance of $4.2 million was used in operations and to prepare the resorts for the coming season.

         Management believes cash flow from second and third quarter operations, combined with borrowings under its senior credit facility, will be sufficient to meet its operating and capital requirements for the remainder of fiscal 1998 and the first and second quarter of fiscal 1999.

                         ASC East, Inc. and Subsidiaries

            Management Discussion and Analysis of Financial Condition
                            and Results of Operations

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the July 27, 1997 Form 10-K and the consolidated financial statements as of July 27, 1997 and October 26, 1997, and for the three month period ended October 26, 1997 and October 27, 1996, included in Part 1 of the Form 10-Q/A, which provide additional information regarding financial condition and operating results.


                        Changes in Results of Operations

Changes for the First Quarter of Fiscal 1998 compared to the First Quarter of Fiscal 1997.

         1. Resort Revenues. Resort revenues increased $2.0 million (17.1%) from $11.7 million for the quarter ended October 27, 1996 to $13.7 million for the quarter ended October 26, 1997. This increase resulted primarily from: (i) $1.2 million increase in retail sales from the purchase of two retail operations with locations in Vermont, New Hampshire, and Maine; (ii) $.3 million increase from the operation of the recently completed Attitash/Bear Peak Grand Summit Hotel; and (iii) $.5 million increase from the existing operations of the Company.

         2. Real Estate Revenues Real estate revenues decreased $.8 million (48.4%) from $1.6 million for the quarter ended October 27, 1996 to $.8 million for the quarter ended October 26, 1997. $1.6 million of the decrease was attributable to a reduction in sales of Locke Mountain townhouses at Sunday River Ski Resort as that project nears completion. In the first quarter of fiscal 1997 6 units had been sold with an average price of $261,000, no units were closed in the first quarter of fiscal 1998. It is anticipated the conclusion of that project will result in the same number of townhouses being constructed and closed in fiscal 1998 as in fiscal 1997. In the first quarter of fiscal 1998, the Company sold $.5 million of the Attitash/Bear Peak Grand Summit Hotel quarter share units. The hotel was completed in April 1997 and therefore no units were sold in the first quarter of fiscal 1997.

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

         4. Cost of Real Estate Operations Cost of real estate operations decreased from $1.0 million for the quarter ended October 27, 1996 to $.9 million for the quarter ended October 26, 1997. The decrease is primarily attributable to the difference in sales between the two periods.

                         ASC East, Inc. and Subsidiaries

         5. Marketing, General and Administrative Marketing, general and administrative costs increased from $4.8 million for the quarter ended October 27, 1996 to $6.5 million for the quarter ended October 26, 1997, a $1.7 million increase or 35.4%. The primary reason for the increase was the establishment of corporate offices and increased costs associated with coordinating the activities of the various resorts.

         6. Stock Compensation Charge (Restated - Note 1). The Company recorded a stock compensation charge of $3.3 million. This represents the allocation to the Company of the stock compensation charge recorded by the Company's Parent.

          7. Interest Expense. Interest expense decreased $.8 million from the first quarter of 1997 compared to the first quarter of 1998. The decrease is primarily due to the repayment of certain long-term debt.

          8. Benefit from Income Taxes (Restated - Note 1). Benefit from income taxes increased $2.1 million and is from the increase in net loss before benefit from income taxes of $5.4 million.


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

         2. Inventory. Inventory increased $4.8 million, an increase of approximately 66% from July 27, 1997. Approximately $4.2 million of the increase was attributable primarily to the Company increasing its retail operations, including: (i) the addition of a retail location at the base of the Killington resort; (ii) the purchase of a retail business that includes stores in North Conway, New Hampshire and Freeport, Maine; and (iii) the development of retail stores at several of its resorts. The remainder of the increase in inventory is attributable to the Company's normal operating cycle as its resorts prepare for the ski season.

                         ASC East, Inc. and Subsidiaries

          3. Prepaid Expenses. Prepaid expenses increased $.7 million which is due to the normal operating cycle of the Company.

         4. Property & Equipment. Property and Equipment, net increased $10.7 million from July 27, 1997. The increase in Property and Equipment is attributable to the Company's significant capital improvements at its resorts; including several new lifts, significant upgrades in snowmaking and other base area improvements for the 1997/1998 ski season.

         5. Real Estate Developed for Resale. Real Estate Developed for Resale increased $21.9 million. The increase is attributable primarily to the construction of three Grand Summit hotels at the Company's Killington, Mount Snow, and Sunday River resorts. The hotels are expected to begin operations during the 1997/1998 ski season.

         6. Current Portion of Long-term Debt. Current Portion of Long-term debt decreased $3.5. The decrease is primarily due to $4.5 million of current debt related to the construction of the Attitash Grand Summit hotel that was repaid during the first quarter of Fiscal 1998.

         7. Accounts Payable and Accrued Expenses. Accounts Payable and Accrued Expenses increased $5.7 million, or 22.3% at October 26, 1997 as compared to July 27, 1997. The increase in Accounts Payable and Accrued Expenses was due to:
(i) an approximate $7.3 million increase in short term payables due to capital projects and preparation for the ski season; (ii) an increase in accrued interest of $3.6 million related to the Company's 12% senior subordinated debentures, and; (iii) a decrease of $4.5 million related to the timing of construction contract billings for the Projects.

         8. Deposits and Deferred Revenues. Deposits and Deferred Revenues increased $10.0 million, or 228% at October 26, 1997 as compared to July 27, 1997. The increase in deferred revenues is attributable primarily to $8.1 million of pre-sales relating to season pass sales and multiple day ticket products. The remainder of the increase is due to lodging deposits for the 1997/1998 ski season.

         9. Due to Affiliate (Restated - Note 1). Due to affiliate increased $7.3 million. This advance was from American Skiing Company and was primarily used for operations and capital investment at the Company. The increase is primarily attributable to advances to the Company from its Parent for operations, retirement of the Company's senior credit facility and the allocation of a portion of the stock compensation charge from the Company's Parent.

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

          11. Deferred Income Taxes (Restated - Note 1). Deferred Income taxes decreased $8.6 million which is attributable to the Company's income tax benefit generated by the loss incurred during the three months ended October 26, 1997.

          12. Retained Earnings (Restated - Note 1). Retained Earnings decreased $13.5 million representing the Company's net loss for the three months ended October 26, 1997.

                         ASC East, Inc. and Subsidiaries

                           Part II - Other Information

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

                                            ASC EAST, INC.
November 10, 1998
---------------------------          By:  /s/ Christopher E. Howard
                                     ------------------------------
                                     Christopher E. Howard
                                     Senior Vice President, Chief Administrative
                                     Officer, General Counsel, Clerk and Chief
                                     Financial Officer, (Principal Financial
                                     Officer and duly Authorized Officer)