Form 10-Q/A
period 1998-01-25
AMERICAN SKIING CO
filed 1998-11-10
CIK 1019293

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

                                    Yes [X] No [  ]

         The number of shares outstanding of each of the issuer's classes of common stock was 978,300 shares of common stock $.01 par value outstanding as of November 9, 1998.

                         ASC East, Inc. and Subsidiaries

                                                     Table of Contents


Part I Financial Information..................................................1

Item 1 Financial Statements ..................................................1

         Condensed Consolidated Statement of Operations (Unaudited) for the
         Three Months Ended January 25, 1998 and January 26, 1997.............2

         Condensed Consolidated Statement of Operations (Unaudited) for the
         Six Months Ended January 25, 1998 and January 26, 1997...............3

         Condensed Consolidated Balance Sheet as of
         January 25, 1998  (Unaudited) and July 27, 1997......................4

         Condensed Consolidated Statement of Cash Flows (Unaudited) for the
         Six Months Ended January 25, 1998 and January 26, 1997...............6

         Notes to (Unaudited) Condensed Consolidated Financial Statements.....8

Item 2 Management's Discussion and Analysis of Financial Condition and
  Results of Operations.......................................................13

         General..............................................................13

         Liquidity and Capital Resources......................................13

         Significant Events...................................................15

         Forward-Looking Statements...........................................16

         Changes in Results of Operations.....................................17

         Changes in Financial Condition.......................................18

Part II Other Information.....................................................21

                         ASC East, Inc. and Subsidiaries


                         Part I - Financial Information
                                     Item 1

                              Financial Statements

This Form 10-Q/A is filed by ASC East, Inc. for itself and its following wholly-owned subsidiaries:


Sunday River Skiway Corporation             Sunday River, Ltd
Sunday River Transportation                 Perfect Turn, Inc
LBO Holding, Inc.                           Sugarbush Resort Holdings, Inc.
Mountain Wastewater Treatment, Inc.         Sugarbush Leasing Company
Sugarbush Restaurants, Inc.                 AJT, Inc. (f/k/a Cranmore, Inc.)
S-K-I Limited                               Pico Ski Area Management
Killington, Ltd.                            Deerfield Operating Company
Mount Snow, Ltd.                            Sugartech
Sugarloaf Mountain Corporation              Resort Technologies, Inc.
Killington Restaurants, Inc.                Mountainside Corporation
Dover Restaurants, Inc.                     Resort Software Services, Inc.
WVSAL, Inc.                                 Grand Summit Resort Properties, Inc.
 (f/k/a Waterville Valley Ski Area, Ltd.)

         As used herein, the term "the Company" means and refers to ASC East, Inc., the subsidiary registrants listed above and its non-guarantor wholly-owned subsidiaries Ski Insurance Company, Mountain Water Company, Club Sugarbush, Inc., and Killington West, Ltd. on a consolidated basis.

                         ASC East, Inc. and Subsidiaries


                 Condensed Consolidated Statement of Operations
                (in thousands except share and per share amounts)


                                                 For the Three Months Ended
                                             January 25, 1998   January 26, 1997
                                                  (Unaudited)     (Unaudited)


Net revenues:
      Resort                                             $ 70,849       $ 59,418
      Real estate                                           7,890          1,740
                                                         --------       --------
Total net revenues                                         78,739         61,158

Operating expenses:

      Resort                                               44,202         38,995
      Real estate                                           5,223            935
      Marketing, general and administrative                 7,256          7,709
      Depreciation and amortization                         8,151          7,344
                                                         --------       --------
Total operating expenses                                   64,832         54,983
                                                         --------       --------

Income from operations                                     13,907          6,175

      Interest expense                                      6,534          5,557
                                                         --------       --------

Income before provision for income taxes                    7,373            618

      Provision for income tax expense                      2,876            235
                                                         --------       --------

Income from continuing operations                           4,497            383

Extraordinary loss, net of income tax
benefit of $2,854                                           4,464             --
                                                         --------       --------


Net income                                               $     33       $    383
                                                         --------       --------
                                                         --------       --------

Retained earnings, beginning of period                   $ (1,176)      $  7,838
Add: Net income                                                33            383
                                                         --------       --------
Retained earnings, end of period                         $ (1,143)      $  8,221
                                                         --------       --------
                                                         --------       --------

Earnings per common share - basic and diluted:

Income from continuing operations                        $   4.59       $   0.39
Extraordinary loss                                       ($  4.56)            --
Net income                                               $   0.03       $   0.39




See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.

                         ASC East, Inc. and Subsidiaries


                 Condensed Consolidated Statement of Operations
                (in thousands except share and per share amounts)


                                                       For the Six Months Ended
                                                   January 25, 1998  January 26, 1997
                                                       (Unaudited)     (Unaudited)
                                                   (Restated-Note 1)
Net revenues:
       Resort                                              $ 84,504     $ 71,146
       Real estate                                            8,700        3,309
                                                           --------     --------
Total net revenues                                           93,204       74,455

Operating expenses:

       Resort                                                61,735       54,029
       Real estate                                            6,148        1,967
       Marketing, general and administrative                 13,796       12,501
       Stock compensation charge (Note 1)                     3,271
       Depreciation and amortization                          9,601        8,871
                                                           --------     --------
Total operating expenses                                     94,551       77,368
                                                           --------     --------

Loss from operations                                         (1,347)      (2,913)

       Interest expense                                      13,241       13,071
                                                           --------     --------

Loss before benefit from income taxes                       (14,588)     (15,984)

       Benefit from income tax expense (Note 1)              (5,557)      (6,074)
                                                           --------     --------

Loss from continuing operations                              (9,031)      (9,910)

Extraordinary loss, net of income tax benefit of $2,854       4,464         --
                                                           --------     --------

Net loss                                                   $(13,495)    $ (9,910)
                                                           --------     --------
                                                           --------     --------

Retained earnings, beginning of period                     $ 12,352     $ 18,131
Add: Net loss                                               (13,495)      (9,910)
                                                           --------     --------
Retained earnings (accumulated deficit), end of period     $ (1,143)    $  8,221
                                                           --------     --------
                                                           --------     --------

Earnings per common share - basic and diluted:

Loss from continuing operations                            ($  9.24)    ($ 10.13)
Extraordinary loss                                         ($  4.56)          --
Net loss                                                   ($ 13.80)    ($ 10.13)


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


See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.

                         ASC East, Inc. and Subsidiaries


                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                          January 25, 1998       July 27, 1997
                                                           (Unaudited)
                                                         (Restated-Note 1)
LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
      Line of credit and current portion of long-term debt    $  24,704            $  33,248
      Accounts payable and other current liabilities             37,864               25,738
      Deposits and deferred revenue                              19,010                4,379
      Due to (from) affiliate (Note 1)                           17,928               (1,260)
      Due to shareholder                                          1,933                1,933
                                                              ---------            ---------
Total current liabilities                                       101,439               64,038

      Long-term debt                                             97,621               46,833
      Subordinated notes and debentures                         127,867              149,749
      Deferred income taxes (Note 1)                             20,311               28,514
      Other long-term liabilities                                 7,405                6,932
                                                              ---------            ---------
Total liabilities                                               354,643              296,066

Shareholders' equity
      Common stock                                                   10                   10
      Additional paid-in capital                                 48,896                3,762
      Retained earnings                                          (1,143)               12,352
                                                              ---------            ---------
Total shareholders' equity                                       47,763               16,124
                                                              ---------            ---------
Total liabilities and shareholders' equity                    $ 402,406            $ 312,190
                                                              ---------            ---------
                                                              ---------            ---------



See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.

                         ASC East, Inc. and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                 For the Six Months Ended
                                                                           January 25, 1998     January 26, 1997
                                                                              (Unaudited)       (Unaudited)
                                                                           (Restated-Note 1)
Cash flows from operating activities:

Net loss                                                                         $(13,495)        $ (9,910)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization                                                       9,601            8,871
Stock compensation charge                                                           3,271
Deferred income taxes                                                              (8,551)             363
Non cash portion of extraordinary loss                                              2,232             --

Decreases (increases) in assets:

Investments held in escrow and restricted cash                                       (693)           7,240
Accounts receivable                                                                (5,595)            (489)
Income taxes receivable                                                              --             (6,074)
 Inventory                                                                         (6,464)          (1,703)
Prepaid expenses                                                                     (810)            (247)
Real estate developed for sale                                                    (41,848)            --
Other current assets                                                                 --                723
Other assets                                                                          376              197

Increases in liabilities:

Accounts payable and other current liabilities                                     12,126           20,333
Deposits and deferred revenue                                                      14,631            8,892
Due to affiliate                                                                   15,917             --
Other long-term liabilities                                                           473             --
                                                                                 --------         --------
Net cash flow provided by (used in) operating activities                          (18,829)          28,196


See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements

                                       6

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


See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.

Notes to (Unaudited) Condensed Consolidated Financial Statements

                         ASC East, Inc. and Subsidiaries

            1. Amendment to Form 10Q/A. The Form 10Q/A for the six months ended January 25, 1998, as filed on June 6, 1998, is being amended to reflect the allocation of a portion of the total stock compensation charge incurred by the Company's parent, American Skiing Company (the "Parent"). The previously filed Form 10Q/A did not include the allocation. During the quarter ended October 26, 1997, the Parent granted nonqualified options under the American Skiing Company Stock Option Plan to certain key members of senior management and other members of management with an exercise price of $2.00 per share when the fair market value of the stock was estimated to be $18.00 per share. Accordingly, the Parent recognized stock compensation expense of $8.6 million relating to the grants based on the intrinsic value of $16.00 per share. Under the grant agreements, the Company agreed to pay the optionees a fixed tax bonus in the aggregate of $5.7 million to provide for certain fixed tax liabilities that the optionees will incur upon exercise. The Parent recognized the total stock compensation charge of $14.3 million in the quarter ended October 26, 1997.

          It was determined that the stock compensation charge incurred by the Parent of $14.3 million was an allocable expense to ASC East in accordance with Staff Accounting Bulletin 55, Topic 1-B, due to the fact that the members of management comprising the charge worked on ASC East-related activities in addition to Parent corporate activities. The allocation of the stock compensation charge was based on management's analysis of the actual time spent by such employees on ASC East-related activities during period. It is management's opinion that the method used to allocate the stock compensation charge is reasonable.

          There was no impact from these adjustments on the unaudited Condensed Consolidated Statement of Operations for the three months ended January 25, 1998. The impact of these adjustments on the unaudited Condensed Consolidated
Statement of Operations for the six months ended January 25, 1998 was the recording of the Stock compensation allocation of $3.3 million, and the related increase in the benefit from income taxes from $4.4 million to $5.5 million, an increase of $1.1 million. These adjustments resulted in an increase in net loss from $11.4 million to $13.5 million for the six month period, an increase of $2.1 million, and an increase in basic and diluted loss per common share of $2.18, from a loss of $11.62 per share to a loss of $13.80 per share.

          2. Amendment to Footnote 7 of the Form 10Q/A as filed on June 6, 1998. The Form 10Q/A for the six months ended January 25, 1998 is being amended to reflect the correct classification of the Company's wholly-owned subsidiary, Grand Summit Resort Properties, Inc. ("GSRP"), as a guarantor of the 12% Senior Subordinated Notes (See Footnote 8). In the Form 10Q/A as filed on June 6, 1998, the Company incorrectly reflected GSRP as a non-guarantor.


         3. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 25, 1998, the results of operations for the quarter and six months ended January 25, 1998 and January 26, 1997, and the statement of cash flows for the six months ended January 25, 1998 and January 26, 1997. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the Company's Form 10K filed with the Securities and Exchange Commission on October 30, 1997.

          4. Income Taxes. The benefit for income taxes is based on a projected annual effective tax rate of 39%, adjusted for the difference between what was expensed for financial reporting purposes versus what is estimated to be deductible for income tax reporting purposes with respect to the stock compensation charge. Deferred income taxes include the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

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

                         ASC East, Inc. and Subsidiaries


            (in thousands)                        Three Months Ended                       Six Months Ended
                                                 January 25, January 26,                January 25, January 26,
                                                1998               1997               1998                 1997
                                             (Unaudited)       (Unaudited)         (Unaudited)         (Unaudited)
            Income (loss)                                                      (Restated-Note 1)

Net income (loss) from continuing
 operations                                $  4,497              $    383          $ (9,031)               $ (9,910)
Extraordinary loss                           (4,464)                 --              (4,464)                   --
                                           --------              --------          --------                --------
Net income (loss)
                                           $     33              $    383          $(13,495)               $ (9,910)
                                           ========              ========          ========                ========
               Shares
Weighted-average common shares
outstanding - basic and diluted                 978                   978               978                     978
                                           ========              ========          ========                ========


         7. Adjustments and Reclassifications. Certain amounts in the prior unaudited condensed consolidated financial statements have been reclassified to conform to the current presentation.

          8. Guarantors of Debt. The 12% Senior Subordinated Notes are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception of Ski Insurance Company, Killington West, Ltd., Mountain Water Company, and Club Sugarbush, Inc., (the non-guarantors). The guarantor subsidiaries are wholly-owned subsidiaries of the company and the guarantees are full, unconditional, and joint and several. The guarantor information for the period ended January 25, 1998, is as follows:

        Statement of operations for the six months ended January 25, 1998
                                 (in thousands)

                                                                                                                    Consolidated
                                          ASC East        Guarantor          Non-Guarantor                            ASC East
                                         (Unaudited)    Subsidiaries          Subsidiaries      Eliminations         (Unaudited)
                                 (Restated-Note 1 & 2)   (Unaudited)          (Unaudited)       (Unaudited)       (Restated-Note 1)
                                     ----------------------------------------------------------------------------------------------
Net revenues:
     Resort                              $  2,815        $ 81,630           $    761          $   (702)              $ 84,504
     Real estate                             --             8,700                 --              --                    8,700
                                         --------        --------           --------          --------               --------
Total net revenues                          2,815          90,330                761              (702)                93,204

Operating expenses:

     Resort                                 1,127          60,490                820              (702)                61,735
     Real estate                             --             6,148                 --              --                    6,148
     Marketing, general and                 1,932          11,853                 11              --                   13,796
     administrative
     Stock compensation charge              3,271              --                 --              --                    3,271
     Depreciation and amortization            828           8,769                  4              --                    9,601
                                         --------        --------           --------          --------               --------
Total operating expenses                    7,158          87,260                835              (702)                94,551
Income (loss) from operations              (4,343)          3,070                (74)             --                   (1,347)

     Interest expense                       9,604           4,862             (1,225)             --                   13,241
                                         --------        --------           --------          --------               --------
Income (loss) before benefit from
  income taxes                            (13,947)         (1,792)             1,151              --                  (14,588)

     Benefit from
     income  taxes                         (4,732)         ( 825 )               --               --                   (5,557)
                                         --------        --------           --------          --------               --------
Income (loss) from continuing
operations                                 (9,215)         ( 967 )             1,151              --                   (9,031)

Extraordinary loss                          4,266             198               --                --                    4,464
                                         --------        --------           --------          --------               --------
Net income (loss)                        $(13,481)       $ (1,165)          $  1,151              --                  (13,495)
                                         ========        ========           ========           ========              ========

                                       11

                         ASC East, Inc. and Subsidiaries


                        Balance Sheet at January 25, 1998
                                 (in thousands)
                                                                                                             Consolidated
                                        ASC East          Guarantor      Non-Guarantor                         ASC East
                                       (Unaudited)       Subsidiaries    Subsidiaries     Eliminations        (Unaudited)
                                (Restated - Note 1 & 2)   (Unaudited)     (Unaudited)     (Unaudited)     (Restated - Note 1)
                                   -------------------    -----------     -----------    ------------    -------------------

ASSETS

Current assets
    Cash and cash equivalents         $      18          $   7,216        $     988       $    --          $      8,222
    Restricted cash                        --                3,504                1            --                 3,505
    Accounts receivable                     989              7,129            1,278            --                 9,396
    Inventory                               204             13,542             --              --                13,746
    Prepaid expenses                        499              1,889                1            --                 2,389
    Deferred tax assets                    --                  422              348            --                   770
                                      ---------          ---------        ---------       ---------           ---------
Total current assets                      1,710             33,702            2,616            --                38,028

    Property and equipment, net           3,314            261,857              673            --               265,844
    Real estate developed for sale         --               65,388               --            --                65,388
    Long-term investment                   --                 --              2,432            --                 2,432
    Goodwill                             19,011               --               --              --                19,011
    Deferred financing costs              7,080                  1             --              --                 7,081
    Other assets                           --                4,622             --              --                 4,622
    Investment in subsidiaries          120,118            141,960             --          (262,078)               --
                                      ---------          ---------        ---------       ---------           ---------

Total assets                          $ 151,233          $ 507,530        $   5,721       $(262,078)       $    402,406
                                      =========          =========        =========       =========           =========


                         ASC East, Inc. and Subsidiaries


                        Balance Sheet at January 25, 1998
                                 (in thousands)




                                                                                                           Consolidated
                                          ASC East        Guarantor     Non-Guarantor                        ASC East
                                         (Unaudited)    Subsidiaries    Subsidiaries      Eliminations     (Unaudited)
                                  (Restated-Note 1 & 2)   (Unaudited)    (Unaudited)       (Unaudited)   (Restated-Note 1)
                                    -------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
    Line of credit and current
      portion of long-term debt           $  21,000        $   3,704       $      --        $    --          $  24,704
    Accounts payable and other
      current liabilities                     3,664           33,778             452              (30)          37,864
    Deposits and deferred revenue               915           18,102              (7)            --             19,010
    Due to (from) affiliate                 (48,278)          97,574         (31,368)            --             17,928
    Due to shareholder                         --              1,933            --               --              1,933
                                          ---------        ---------       ---------        ---------        ---------
Total current liabilities                   (22,699)         155,091         (30,923)             (30)         101,439

    Long-term debt                           33,358           64,206              57                            97,621
    Subordinated notes and
      debentures                            116,917           10,950            --               --            127,867
    Deferred income taxes                   (16,163)          36,344             130                            20,311
    Other long-term liabilities                 298            3,300           3,807             --              7,405
                                          ---------        ---------       ---------        ---------        ---------
Total liabilities                           111,711          269,891         (26,929)             (30)         354,643

    Common stock                                 10              180               2             (182)              10
    Additional paid-in capital               48,876          213,037          30,383         (243,400)          48,896
    Retained earnings (accumulated
      deficit)                               (9,364)          24,422           2,265          (18,466)          (1,143)
                                          ---------        ---------       ---------        ---------        ---------
Total shareholders' equity                   39,522          237,639          32,650         (262,048)          47,763

Total liabilities and shareholders'       $ 151,233        $ 507,530       $   5,721        $(262,078)       $ 402,406
equity
                                          =========        =========       =========        =========        =========


                         ASC East, Inc. and Subsidiaries

     Statement of cash flows for the six month period ended January 25,1998
                                 (in thousands)
                                                                                                           Consolidated
                                          ASC East        Guarantor     Non-Guarantor                        ASC East
                                         (Unaudited)    Subsidiaries    Subsidiaries      Eliminations     (Unaudited)
                                  (Restated-Note 1 & 2)   (Unaudited)    (Unaudited)       (Unaudited)   (Restated-Note 1)
                                    -------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income (loss)                         $(13,481)       $ (1,165)       $  1,151         $  --          $(13,495)
Adjustments to reconcile net income
  (loss)  to net cash provided by
  (used in) operating activities:

Depreciation and amortization                  828           8,769               4            --             9,601
Stock compensation charge                    3,271                                                           3,271
Deferred income taxes                       (7,460)           (659)           (432)           --            (8,551)
Non cash portion of extraordinary loss       2,232             --              --             --             2,232

Decreases (increases) in assets:

Restricted cash                               --              (699)              6           --              (693)
Accounts receivable                           (848)         (3,559)           (237)           (951)         (5,595)
Inventory                                       80          (6,544)           --              --            (6,464)
Prepaid expenses                              (133)            249            (926)           --              (810)
Real estate developed for sale                --           (42,386)            538            --           (41,848)
Other assets                                   349              27            --              --               376

Increases (decreases) in
  liabilities:

Accounts payable and other current
  liabilities                                1,466          10,571             111            (22)          12,126
Deposits and deferred revenue                  378          14,292             (39)            --           14,631
Due to affiliate                             3,129          13,133            (182)           (163)         15,917
Other long-term liabilities                   (194)          1,059            (392)           --              473
                                           --------        --------        --------        --------        --------

Net cash flows provided by (used
  in) operating activities                 (10,383)         (6,912)           (398)         (1,136)        (18,829)

Cash flows from investing activities:

Additions to property and equipment         (1,987)        (30,178)             (1)           --           (32,166)
Sale of long-term investments                 --              --             1,075            --             1,075
                                           --------        --------        --------        --------        --------

Cash provided by (used in)
  investing activities                      (1,987)        (30,178)           1,074            --          (31,091)

Cash flows from financing activities:

Proceeds from construction loan               --            46,832            --              --            50,432
Proceeds from term loan                     30,000            --              --              --            30,000
Proceeds from revolving line of credit      23,444            --              --              --            23,444
Repayment of revolving line of credit      (59,623)           --              --              --           (59,623)
Capital contribution from ASC               36,004            --              --               646          36,650
Repayments of subordinated debt            (21,882)           --              --              --           (21,882)
Additions (reductions) to long-term debt     4,427          (4,708)           (122)            490          (3,513)
                                           --------        --------        --------        --------        --------

Net cash provided by (used in)
  financing activities                      12,370          42,124            (122)          1,136          55,508
Net increase in cash and cash
  equivalents                                 --             5,034             554            --             5,588
Cash and cash equivalents at
  beginning of period                           18           2,182             434            --             2,634
                                           --------        --------        --------        --------        --------
Cash and cash equivalents at end of
  period                                   $    18         $ 7,216         $   988         $  --           $ 8,222
                                           ========        ========        ========        ========        ========

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

     5. Provision for income tax expense. Provision for income tax expense increased $2.6 million in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997, and is entirely related to the $6.8 million increase in net income before provision for income taxes.

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

         6. Benefit from income tax expense (Restated-Note 1). Benefit from income tax expense decreased 8.5% or $.5 million for the six months ended January 25, 1998 as compared to the six month period ended January 26, 1997. The decrease is attributable to the $1.4 million decrease in loss before benefit from income taxes.

            7. Stock compensation charge (Restated-Note 1). The Company recorded a stock compensation charge of $3.3 million. This represents the allocation to the Company of the stock compensation charge recorded by the Company's Parent.

         8. Extraordinary loss. The extraordinary loss recorded by the Company is due to the early retirement of the Company's revolving line of credit, Subordinated Notes, and indebtedness related to the acquisition of Sugarbush.

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

                         ASC East, Inc. and Subsidiaries


          11. Due to (from) affiliate (Restated-Note 1). Due to affiliate increased $19.2 million. The increase is primarily attributable to advances to the Company from its parent for operations, retirement of the Company's senior credit facility and the allocation of a portion of the stock compensation charge from the Company's Parent.

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

         14. Deferred income taxes (Restated-Note 1). Deferred income taxes decreased 28.8% or $8.2 million from $28.5 as of July 27, 1997 to $20.3 million as of January 25, 1998. The decrease is attributable to the deferred tax benefit recorded as a result of the operating loss generated for the six months ended January 25, 1998.

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

         16. Retained earnings (Restated-Note 1). Retained earnings decreased from $12.4 million as of July 27, 1997 to an accumulated deficit of $1.1 million as of January 25, 1998. The decrease is directly attributable to the $13.5 million loss for the six months ended January 25, 1998 which includes a $4.5 million extraordinary loss related to the early retirement of debt.

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