Form 10-Q/A
period 1998-04-26
AMERICAN SKIING CO
filed 1998-11-10
CIK 1019293

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

                                    Yes [X] No [  ]

         The number of shares outstanding of each of the issuer's classes of common stock were 978,000 shares of common stock $.01 par value outstanding as of November 10, 1998.

                        ASC East, Inc. and Subsidiaries

                                Table of Contents

Part I - Financial Information...............................................1

Item 1 Financial Statements .................................................2

         Condensed Consolidated Statement of Operations (Unaudited) for the
         Three Months Ended April 26, 1998 and April 27, 1997................2

         Condensed Consolidated Statement of Operations (Unaudited) for the
         Nine Months Ended April 26, 1998 and April 27, 1997.................3

         Condensed Consolidated Balance Sheet as of April 26, 1998 (Unaudited)
         and July 27, 1997...................................................4

         Condensed Consolidated Statement of Cash Flows (Unaudited) for
         the Nine Months Ended April 26, 1998 and April 27, 1997.............6

         Notes to (Unaudited) Condensed Consolidated Financial Statements....8

Item 2 Management's Discussion and Analysis of Financial Condition and
Results of Operation.........................................................14

         General.............................................................14

         Liquidity and Capital Resources.....................................14

         Changes in Results of Operations....................................18

         Changes in Financial Condition......................................20

         Significant events..................................................20

         Forward Looking Statements..........................................21


Part II - Other Information..................................................22

                        ASC East, Inc. and Subsidiaries

                         Part I - Financial Information
                                     Item 1
                              Financial Statements


This Form 10 Q/A is filed by ASC East, Inc. for itself and its following wholly-owned subsidiaries:

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

                        ASC East, Inc. and Subsidiaries

                 Condensed Consolidated Statement of Operations
                (In thousands except share and per share amounts)

                                                                                              For the Three Months Ended
                                                                              April 26, 1998                    April 27, 1997
                                                                                 (Unaudited)                       (Unaudited)
Net revenues:
      Resort                                                                         $83,694                           $81,673
      Real estate                                                                     39,990                             2,674
                                                         ----------------------------------------------------------------------
Total net revenues                                                                   123,684                            84,347

Operating expenses:
      Resort                                                                          42,888                            37,981
      Real estate                                                                     27,311                             2,167
      Marketing, general and administrative                                            5,965                             9,097
      Depreciation and amortization                                                   10,092                             8,075
                                                         ----------------------------------------------------------------------
Total operating expenses                                                              86,256                            57,320
                                                         ----------------------------------------------------------------------

Income from operations                                                                37,428                            27,027

      Interest expense                                                                 5,768                             5,325
                                                         ----------------------------------------------------------------------

Income before provision for income taxes                                              31,660                            21,702

      Provision for income tax expense                                                12,347                             8,623
                                                         ----------------------------------------------------------------------

Net income                                                                           $19,313                           $13,079
                                                         ======================================================================

Retained earnings, beginning of period                                             $ (1,143)                           $ 8,221

Add: Net income                                                                       19,313                            13,079
                                                         ----------------------------------------------------------------------
Retained earnings, end of period                                                    $ 18,170                         $  21,300
                                                         ======================================================================

Earnings per share - basic and diluted:

Net income                                                                            $19.75                            $13.37





See  accompanying  Notes  to  (Unaudited)   Condensed   Consolidated   Financial
Statements.

                        ASC East, Inc. and Subsidiaries

                 Condensed Consolidated Statement of Operations
                (in thousands except share and per share amounts)

                                                                                                For the Nine Months Ended
                                                                                     April 26, 1998         April 27, 1997
                                                                                        (Unaudited)           (Unaudited)
                                                                                    (Restated - Note 1)
Net revenues:

       Resort                                                                              $168,198                        $157,747
       Real estate                                                                           48,690                           5,983
                                                               ---------------------------------------------------------------------
Total net revenues                                                                          216,888                         163,730

Operating expenses:
       Resort                                                                               104,623                          96,192
       Real estate                                                                           33,459                           4,880
       Marketing, general and administrative.                                                19,761                          21,598
       Stock compensation charge (Note 1)                                                     3,271
       Depreciation and amortization                                                         19,693                          16,946
                                                               ---------------------------------------------------------------------
Total operating expenses                                                                    180,807                         139,616
                                                               ---------------------------------------------------------------------

Income from operations                                                                       36,081                          24,114

                                                               ---------------------------------------------------------------------
       Interest expense                                                                      19,009                          18,396
                                                               ---------------------------------------------------------------------

Income before provision for income taxes                                                     17,072                           5,718

       Provision for income tax expense (Note 1)                                              6,790                           2,549
                                                               ---------------------------------------------------------------------

Income from continuing operations                                                            10,282                           3,169

Extraordinary loss, net of income tax benefit of $2,854                                       4,464                               -
                                                               ---------------------------------------------------------------------

Net income                                                                                   $5,818                          $3,169
                                                               =====================================================================

Retained earnings, beginning of period                                                      $12,352                         $18,131
Add: Net income                                                                               5,818                           3,169
                                                               =====================================================================
Retained earnings, end of period                                                            $18,170                         $21,300
                                                               =====================================================================

Earnings per share - basic and diluted:
Income  from continuing operations                                                           $10.51                           $3.24
Extraordinary loss                                                                           $(4.56)                              -
Net income                                                                                    $5.95                           $3.24


         See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements

                                       3

                        ASC East, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                                                          April 26, 1998               July 27, 1997
                                                                                             (Unaudited)
                                                                                     (Restated - Note 1)
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
                                                                           =========================================================











See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.


                        ASC East, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                                                          April 26, 1998               July 27, 1997
                                                                                             (Unaudited)
                                                                                     (Restated - Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

      Line of credit and current portion of long-term debt                                       $28,557                     $33,248
      Accounts payable and other current liabilities                                              29,831                      25,738
      Due to shareholder                                                                           1,891                       1,933
      Deposits and deferred revenue                                                                2,986                       4,379
      Due to affiliate (Note 1)                                                                   28,862                           -
                                                                          ----------------------------------------------------------
Total current liabilities                                                                         92,127                      65,298

Long-term debt, excluding current portion                                                       70,613                       46,833
Subordinated notes and debentures                                                              127,899                      149,749
Other long-term liabilities                                                                      6,207                        6,932
Deferred income taxes (Note 1)                                                                  32,906                       28,514
                                                                          ----------------------------------------------------------
Total liabilities                                                                                329,752                     297,326

Shareholders' equity
      Common stock                                                                                    10                          10
      Additional paid-in capital                                                                  48,896                       3,762
      Retained earnings                                                                           18,170                      12,352
                                                                          ----------------------------------------------------------
Total shareholders' equity                                                                        67,076                      16,124

                                                                          ==========================================================
Total liabilities and shareholders' equity                                                      $396,828                    $313,450
                                                                          ==========================================================










See  accompanying  Notes  to  (Unaudited)   Condensed   Consolidated   Financial
Statements.

                        ASC East, Inc. and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   For the Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      April 26, 1998                April 27, 1997
                                                                                         (Unaudited)                   (Unaudited)
                                                                                 (Restated - Note 1)
Cash flows from operating activities:
Net income                                                                                    $5,818                        $3,169

Adjustments  to reconcile  net income net cash  provided by (used in)  operating activities:
Depreciation and amortization                                                                  19,693                       19,099
Stock compensation charge (Note 1)                                                              3,271
Discount on convertible debt                                                                      342                            -

Minority interest                                                                                   -                        3,950

Deferred income taxes                                                                           4,186                            -
Non-cash portion of extraordinary loss                                                          2,231                            -

Decreases (increases) in assets:
Restricted cash                                                                                  252                             -
Investments held in escrow                                                                         -                         5,200
Accounts receivable                                                                         (11,205)                       (2,494)
Inventory                                                                                    (3,330)                       (1,355)
Prepaid expenses                                                                                  75                         1,332
Other current assets                                                                               -                           733
Real estate developed for sale                                                              (38,760)                        13,721
Other assets                                                                                 (2,351)                       (1,311)

Increases (decreases) in liabilities:
Accounts payable and other current liabilities                                                 2,781                         (383)
Income taxes payable                                                                               -                         (270)
Deposits and deferred revenue                                                                  (358)                         (406)
Net change in due to affiliate                                                                26,849
Accrued interest                                                                                   -                         3,552
Other long-term liabilities                                                                    (799)                         2,883
                                                                  -----------------------------------------------------------------

Net cash provided by operating activities                                                       8,695                       47,420

Cash flows from investing activities:

Assets held for resale                                                                             -                       (9,070)
Additions to property and equipment                                                         (39,108)                      (22,661)
 Purchase of ski resort minority interest                                                          -                       (2,492)
Sale (purchase) of long-term investment                                                          568                           144
                                                                  -----------------------------------------------------------------

Net cash used in investing activities                                                       (38,540)                      (34,079)




See accompanying Notes to (Unaudited )Condensed Consolidated Financial Statements

                        ASC East, Inc. and Subsidiaries

                                          Condensed Consolidated Statement of Cash Flows
                                                          (in thousands)
                                                           (continued)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    For the Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      April 26, 1998                April 27, 1997
                                                                                         (Unaudited)                   (Unaudited)
                                                                                 (Restated - Note 1)
Cash flows from financing activities:

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
                                                                   ================================================================


See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.



                        ASC East, Inc. and Subsidiaries

Notes to (Unaudited) Condensed Consolidated Financial Statements

          1. Amendment to Form 10Q. The Form 10Q for the nine months ended April 26, 1998, as filed on June 12, 1998, is being amended to reflect the allocation of a portion of the total stock compensation charge incurred by the Company's parent, American Skiing Company (the "Parent"). The previously filed Form 10Q did not include the allocation. During the quarter ended October 26, 1997, the Parent granted nonqualified options under the American Skiing Company Stock
Option Plan to certain key members of senior management and other members of management with an exercise price of $2.00 per share when the fair market value of the stock was estimated to be $18.00 per share. Accordingly, the Parent recognized stock compensation expense of $8.6 million relating to the grants based on the intrinsic value of $16.00 per share. Under the grant agreements, the Company agreed to pay the optionees a fixed tax bonus in the aggregate of $5.7 million to provide for certain fixed tax liabilities that the optionees will incur upon exercise. The Parent recognized the total stock compensation charge of $14.3 million in the quarter ended October 26, 1997.

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

          There was no impact from these adjustments on the unaudited Condensed Consolidated Statement of Operations for the three months ended April 26, 1998. The impact of these adjustments on the unaudited Condensed Consolidated Statement of Operations for the nine months ended April 26, 1998, was the recording of the stock compensation charge of $3.3 million and a decrease in the provision for income taxes from $7.9 million to $6.8 million, a decrease of $1.1 million. These adjustments resulted in a decrease in net income from $7.9 million to $5.8 million for the nine month period, a decrease of $2.1 million, and a decrease in basic and diluted net income per common share of $2.17 from $8.12 per share to $5.95 per share.

          2. Amendment to Footnote 7 of the Form 10Q as filed on June 12, 1998. The Form 10Q for the nine months ended April 26, 1998 is being amended to reflect the correct classification of the Company's wholly-owned subsidiary, Grand Summit Resort Properties, Inc. ("GSRP"), as a guarantor of the 12% Senior Subordinated Notes (See Footnote 9). In the Form 10Q as filed on June 12, 1998, the Company incorrectly reflected GSRP as a non-guarantor.

                        ASC East, Inc. and Subsidiaries

         3. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 26, 1998, the results of operations for the three and nine months ended April 26, 1998 and April 27, 1997, and the statement of cash flows for the nine months ended April 26, 1998 and April 27, 1997. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's audited consolidated financial statements as of and for the year ended July 27, 1997 and the unaudited condensed consolidated financial statements as of and for the three months ended October 26, 1997 as included in the Form S-1, filed with the Securities and Exchange Commission on February 10, 1998.

         4. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of retail goods, food and beverage products and mountain operating supplies.

         5. Income Taxes. The provision (benefit) for income taxes is based on a projected annual effective tax rate of 39% , adjusted for the difference between what was expensed for financial reporting purposes versus what is estimated to be deductible for income tax reporting purposes with respect to the stock compensation charge. The net deferred income tax liability includes the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

         6. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business, which is the development and operation of ski resorts.

                        ASC East, Inc. and Subsidiaries

         7. Earnings per Share. Effective January 25, 1998, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for public entities. Earnings per share for the three and nine months ended April 26, 1998 and April 27, 1997 were determined as follows:







                                                                    Three Months Ended            Nine Months Ended
                       (in thousands)                           April 26,       April 27,      April 26,    April 27,
                           Income                                  1998            1997           1998         1997
                                                                                              (Restated -
                                                                                                Note 1)
                                                              ---------------- -------------- ------------- ------------

Income from continuing operations                                     $19,313        $13,079       $10,282       $3,169
Extraordinary loss                                                          -              -       (4,464)            -
                                                              ---------------- -------------- ------------- ------------
Net income (basic and diluted)                                        $19,313        $13,079        $5,818       $3,169
                                                              ================ ============== ============= ============
                           Shares
Weighted average common shares outstanding - basic and
diluted                                                                   978            978           978          978
                                                              ================ ============== ============= ============


         8. Adjustments and Reclassifications. Certain amounts in the prior year's unaudited condensed consolidated financial statements and the audited financial statements filed with the Company's Form 10K filed with the Securities Exchange Commission on October 30, 1997.

                        ASC East, Inc. and Subsidiaries

         9. Guarantors of Debt (Restated - Note 1). The 12% Senior Subordinated Notes due 2006 are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception of Grand Summit Resort Properties, Inc., Ski Insurance, Killington West, Ltd., Mountain Water Company, and Club Sugarbush, Inc., (the non-guarantors). The guarantor subsidiaries are wholly-owned subsidiaries of the company and the guarantees are full, unconditional, and joint and several. The guarantor information for the period ended April 26, 1998, is as follows:

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

                                                     (Restated -                                                    (Restated -
                                                    Note 1 and 2)                                                      Note 1)
                                                     ------------ ---------------- ---------------- ------------- ----------------
Net revenues:
     Resort                                                 $980         $167,251           $1,219      $(1,252)         $168,198
     Real estate                                               -           48,690                -             -           48,690
                                                     ------------ ---------------- ---------------- ------------- ----------------

Total net revenues                                           980          215,941            1,219       (1,252)          216,888

Operating expenses:
     Resort                                                1,213          103,944              668       (1,252)          104,623
     Real estate                                               -           33,459                -             -           33,459
     Marketing, general and administrative                 2,111           17,627               23             -           19,761
     Stock compensation charge (Restated - Note 1)         3,271                -                -             -            3,271
     Depreciation and amortization                         1,194           18,448               51             -           19,693
                                                     ------------ ---------------- ---------------- ------------- ----------------

Total operating expenses                                   7,789          173,528              742       (1,252)          180,807
                                                     ------------ ---------------- ---------------- ------------- ----------------

Income (loss) from operations                            (6,809)           42,413              477             -           36,081

     Interest expense                                     13,107            7,798          (1,896)             -           19,009
                                                     ------------ ---------------- ---------------- ------------- ----------------

Income (loss) before provision for (benefit from)       (19,916)           34,615            2,373             -           17,072
income taxes

     Provision for (benefit from) income taxes           (7,636)           13,501              925             -            6,790
                                                     ------------ ---------------- ---------------- ------------- ----------------

Income (loss) from continuing operations                (12,280)           21,114            1,448             -           10,282

Extraordinary loss                                         4,266              198                -             -            4,464
                                                     ------------ ---------------- ---------------- ------------- ----------------

Net income (loss)                                      $(16,546)          $20,916           $1,448            $-           $5,818
                                                     ============ ================ ================ ============= ================

                        ASC East, Inc. and Subsidiaries


                         Balance Sheet at April 26, 1998
                                 (in thousands)

                                                                     Guarantor      Non-Guarantor                  Consolidated
                                                      ASC East     Subsidiaries     Subsidiaries    Eliminations     ASC East
                                                     (unaudited)    (unaudited)      (unaudited)    (unaudited)     (unaudited)
                                                    (Restated -                                                      (Restated -
                                                    Note 1 and 2)                                                      Note 1)
                                                     ------------ ---------------- ---------------- ------------- ----------------
ASSETS

Current assets

    Cash and cash equivalents                $     18            $    4,236            $(383)          $       -      $     3,871
    Restricted cash                                 -                 1,666                24                  -            1,690
    Accounts receivable                             -                19,249             1,872            (4,969)           16,152
    Inventory                                     281                10,414                 -                  -           10,695
    Prepaid expenses                                1                 1,748             (609)                  -            1,140
    Deferred tax assets                             -                   422               348                  -              770
                                     ---------------------------------------------------------------------------------------------

Total current assets                              300                37,735             1,252            (4,969)          34,318

    Property and equipment, net                    93               265,951           (1,561)                  -          264,483
    Real estate developed for sale                  -                61,967                 -                  -           61,967
    Long-term investments                           -                     -             2,915                  -            2,915
    Goodwill                                   18,864                     -                 -                  -           18,864
    Deferred financing costs                    6,862                     -                 1                  -            6,863
    Other assets                                  150                 7,268                 -                  -            7,418
    Investment in subsidiaries                120,118               141,960                 -          (262,078)                -
                                     ---------------------------------------------------------------------------------------------

Total assets                                 $146,387              $514,881            $2,607          $(267,047)        $396,828
                                     =============================================================================================


                        ASC East, Inc. and Subsidiaries

                         Balance Sheet at April 26, 1998
                                 (in thousands)


                                                                       Guarantor     Non-Guarantor                  Consolidated
                                                         ASC East    Subsidiaries    Subsidiaries    Eliminations     ASC East
                                                       (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
                                                       (Restated -                                                   (Restated -
                                                       Note 1 and 2)                                                   Note 1)
                                                       ---------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
    Line of credit and current portion of long-term
     debt                                               $    25,255    $      3,302    $          -     $        -     $   28,557
    Accounts payable and other current liabilities            5,181          24,719            (42)           (27)         29,831
    Due to shareholder                                            -           1,891               -              -          1,891
    Deposits and deferred revenue                               300           2,694             (8)              -          2,986
    Due to affiliate (Restated - Note 1)                   (37,251)         100,124        (34,011)              -         28,862
                                                       ---------------------------------------------------------------------------
Total current liabilities                                   (6,515)         132,730        (34,061)           (27)         92,127

    Long-term debt, excluding current portion                18,400          57,128              54        (4,969)         70,613
    Subordinated notes and debentures                       116,949          10,950               -              -        127,899
    Other long-term liabilities                                 161           2,614           3,432              -          6,207
    Deferred income taxes                                  (10,572)          38,143           (466)          5,801         32,906
                                                       ---------------------------------------------------------------------------

Total liabilities                                           118,423         241,565        (31,041)            805        329,752

Shareholders' equity
    Common stock                                                 10             181               2          (183)             10
    Additional paid-in capital                               48,876         212,780          30,640      (243,400)         48,896
    Retained earnings (accumulated deficit)                (20,922)          60,355           3,006       (24,269)         18,170
                                                       ---------------------------------------------------------------------------

Total shareholders' equity                                   27,964         273,316          33,648      (267,852)         67,076
                                                       ---------------------------------------------------------------------------

Total liabilities and shareholders' equity                 $146,387        $514,881          $2,607     $(267,047)       $396,828

                                                       ===========================================================================

                        ASC East, Inc. and Subsidiaries


      Statement of cash flows for the nine month period ended April 26,1998
                                 (in thousands)

                                                                    Guarantor       Non-Guarantor                    Consolidated
                                                    ASC East       Subsidiaries      Subsidiaries     Eliminations     ASC East
                                                   (unaudited)     (unaudited)       (unaudited)      (unaudited)    (unaudited)
                                                    (Restated -                                                      (Restated -
                                                    Note 1 and 2)                                                      Note 1)
                                                  -------------- ----------------- ----------------- --------------- -------------
Cash flows from operating activities:

Net income (loss)                                     $(16,546)           $20,916            $1,448              $-        $5,818
Adjustments to reconcile net income (loss)  to
net cash provided by (used in) operating
activities:
Stock compensation charge (Restated - Note 1)             3,271                                                             3,271
Depreciation and amortization                             1,019            18,657                17               -        19,693
Discount on convertible debt                                270                72                 -               -           342
Deferred income taxes                                  (10,362)            14,066               482               -         4,186
Non-cash portion of extraordinary loss                    2,231                 -                 -               -         2,231

Decreases (increases) in assets:
Restricted cash                                             141              105                  6               -           252
Accounts receivable                                         284          (15,743)             (715)           4.969      (11,205)
Inventory                                                    85           (3,415)                 -               -       (3,330)
Prepaid expenses                                            (1)               96                (20)              -            75
Real estate developed for sale                                -          (42,942)             4,182               -      (38,760)
Other assets                                                199           (2,550)                 -                       (2,351)

Increases (decreases) in liabilities:
Accounts payable and other current liabilities            2,983             (116)              (86)               -         2,781
Deposits and deferred revenue                             (237)              (99)              (22)               -         (358)
Due to affiliate                                         14,156            14,603            (1910)               -        26,849
Other long-term liabilities                               (331)               371             (839)               -         (799)
                                                  -------------- ----------------- ----------------- --------------- -------------

Net cash provided by (used in) operating                (2,838)             4,021             2,543           4,969         8,695
activities

Cash flows from investing activities:

Additions to property and equipment                       1,235          (36,324)            (4019)               -      (39,108)

Sale of long-term investments                                 -                 -               568               -           568
                                                  -------------- ----------------- ----------------- --------------- -------------

Net cash used in investing activities                     1,235          (36,324)           (3,451)               -      (38,540)

Net cash flows from financing activities:

Proceeds from construction loan                               -            31,219                 -               -        31,219
Proceeds from term loan                                  30,000                 -                 -               -        30,000
Deferred financing costs                                (1,495)                                                   -       (1,495)
Proceeds from revolving line of credit                   13,655             (967)                 -               -        12,688
Repayment of revolving line of credit                  (59,623)                 -                 -               -      (59,623)
Capital contribution from ASC                            36,630                 -                 -               -        36,630
Repayments of subordinated debt                        (21,882)                 -                 -               -      (21,882)
Additions (reductions) to long-term debt                  4,318             4,252              (13)         (4,969)         3,588
Reductions in note payable to shareholder                     -              (43)                 -               -          (43)
                                                  -------------- ----------------- ----------------- --------------- -------------

Net cash provided by financing activities                 1,603            34,461              (13)         (4,969)        31,082

                        ASC East, Inc. and Subsidiaries


      Statement of cash flows for the nine month period ended April 26,1998
                                 (in thousands)
                                   (continued)

                                                                     Guarantor     Non-Guarantor                   Consolidated
                                                      ASC East      Subsidiaries   Subsidiaries    Elimination       ASC East
                                                      Unaudited      Unaudited       Unaudited      Unaudited       Unaudited
                                                    (Restated -                                                      (Restated -
                                                    Note 1 and 2)                                                      Note 1)

                                                    -------------- --------------- -------------- -------------- -----------------
Net increase in cash and cash equivalents                       -           2,158          (921)              -             1,237
Cash and cash equivalents at beginning of period               18           2,078            538              -             2,634
                                                    -------------- --------------- -------------- -------------- -----------------
Cash and cash equivalents at end of period                $    18       $   4,236      $   (383)        $     -         $   3,871
                                                    ============== =============== ============== ============== =================

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

         7. Interest expense. Interest expense increased $.4 million or 8.3% from $5.3 million to $5.8 million. The increase is due primarily to interest on the company's construction loan facility for the completed Grand Summit Hotel project at Attitash.

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

         8. Interest expense. Interest expense increased $.6 million or 3.3% from $18.4 million to $19.0 million. The increase is primarily attributable to interest on the Company's construction loan facility for the completed Grand Summit Hotel project at Attitash.

          9. Provision for income taxes (Restated - Note 1). Provision for income tax expense increased by $4.3 million from $2.5 million to $6.8 million. The increase is entirely related to the $11.4 million increase in net income before provision for income taxes.

         10. Extraordinary loss. The extraordinary loss recorded by the Company relates to the early retirement of the Company's revolving line of credit, Subordinated Notes and indebtedness related to the acquisition of Sugarbush.

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

                        ASC East, Inc. and Subsidiaries

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

          11. Due to affiliate (Restated - Note 1). Due to affiliate increased $28.9 million. The increase is primarily attributable to advances to the Company from its parent for operations, the retirement of the senior credit facility and the allocation of a portion of the stock compensation charge from the Company's Parent.

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

          14. Deferred income taxes (Restated - Note 1). Deferred income taxes increased 15.4% or $4.4 million from $28.5 million to $32.9 million. The increase is attributable to the provision for income taxes, most of which is not currently payable.

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

          16. Retained earnings (Restated - Note 1). Retained earnings increased from $12.4 million to $18.2 million. The increase is directly attributable to the $5.8 million net income for the nine months ended April 26, 1998.

                        ASC East, Inc. and Subsidiaries

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