Form 10-K
period 1998-07-26
AMERICAN SKIING CO
filed 1998-11-10
CIK 1019293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 26, 1998

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

                                                    Name of exchange on
Title of Each Class                                   which registered)
     None                                                   None

Securities registered pursuant to Section 12(g) of the Act:

                                                    (Name of exchange on
Title of Each Class                                    which registered)
     None                                                   None

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefor filing this Form with the reduced disclosure format provided for therein.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of November 9, 1998, there was no established public trading market for the shares of the Registrant's common stock and no shares of common stock were held by non-affiliates of the Registrant.

As of November 9, 1998, 978,300 shares of the Registrant's common stock were outstanding.

            Form 10-K Annual Report, for the year ended July 26, 1998

                  ASC East, Inc. and Consolidated Subsidiaries

                                Table of Contents

                                   Part I                                  Page

Item 1. Business. ...........................................................1

Item 2.  Properties. ........................................................8

Item 3.  Legal. .............................................................8

Item 4.   Submission of Matters to a Vote of Security Holders. ..............9

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
                  Matters. ..................................................9

Item 6.   Selected Financial Data. ..........................................10

Item 7.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations. . . ......................10

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk ........14

Item 8.   Financial Statements and Supplementary Data. ......................15

Item 9.   Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure. ..................................16

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant. ...............16

Item 11.  Executive Compensation. ...........................................16

Item 12.  Security Ownership of Certain Beneficial Owners and Management. ...16

Item 13.  Certain Relationships and Related Transactions. ...................16

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. ..17

Signatures ..................................................................21

                                     PART I

                                     Item 1
                                    Business

         The presentation in this Item has been reduced in scope pursuant to General Instruction (I) of Form 10K.

The Company

          The Company is a direct, wholly owned subsidiary of American Skiing Company (the "Parent"), a publicly traded company (NYSE: "SKI") and the largest operator of alpine resorts in the United States. The Company owns and operates six ski resorts in the northeastern United States. The Company's resorts include Sunday River and Sugarloaf in Maine; Attitash Bear Peak in New Hampshire; and Killington, Mount Snow/Haystack and Sugarbush in Vermont. The Company's revenues and earnings before interest expense, income taxes, depreciation and amortization ("EBITDA"), excluding the stock compensation charge, for its 1998 Fiscal year were $240.2 million and $53.4 million, respectively.

         The Company's resorts include several of the top resorts in the United States, including: (i) Killington, the fourth largest resort in the United States with over 1.0 million skier visits in the 1997-98 ski season; (ii) three of the four largest resorts in the Northeast (Killington, Sunday River and Mount Snow/Haystack) in the 1997-98 ski season; and (iii) Sugarloaf, the number one resort in the Northeast according to the September 1997 Snow Country magazine survey.

         In addition to operating alpine resorts, the Company develops mountainside real estate which complements the expansion of its on-mountain operations. The Company has created a unique interval ownership product, the Grand Summit Hotel, in which individuals purchase quartershare interval interests while the Company retains ownership of core hotel and commercial properties. The initial sale of quartershare units typically generates a high profit margin, and the Company derives a continuing revenue stream from operating the hotel's retail, restaurant and conference facilities and from renting quartershare interval interests when not in use by their owners. The Company is developing alpine resort villages at prime locations within five of its resorts owned by the Company or the Parent designed to fit that resort's individual characteristics. The Company currently operates six Grand Summit Hotels -- two hotels at Sunday River and one hotel each at Attitash, Mount Snow, Sugarloaf and Killington. Two additional Grand Summit Hotels are under construction at resorts owned by the Company's Parent, at The Canyons in Utah, and Steamboat in Colorado. The Company also operates golf courses at its resorts and conducts other off-season activities which accounted for approximately 13.9% of the Company's resort revenues for fiscal 1998.

         The Company's primary strength is its ability to improve resort operations by integrating investments in on-mountain capital improvements with the development of mountainside real estate. Since 1994, the Company has increased skier visits by 10.7% in the aggregate for the three resorts that it has owned for more than two seasons. In addition, the Company has increased its market share of skier visits in the northeastern United States from approximately 21.8% in the 1995-96 ski season to approximately 25.2% in the 1997-98 ski season (after giving pro forma effect to its acquisition of the Killington/Pico, Mount Snow/Haystack and Sugarloaf ski resorts).

Resorts

         Killington.

          Killington, located in central Vermont, is the largest ski resort in the northeast and the fifth largest in the United States, with over 1.0 million skier visits in 1997-98. Killington is a seven-mountain resort consisting of approximately 1,200 acres with 205 trails serviced by 33 lifts. The resort has a 4,241-foot summit and a 3,150-foot vertical drop. The resort's base facilities include eight full-service ski lodges, including one located at the top of Killington Peak. In December 1996, the Company acquired the Pico Mountain ski resort located adjacent to Killington and integrated the two resorts. Management believes the size and diversity of skiable terrain at Killington make it attractive to all levels of skiers and one of the most widely recognized of the Company's resorts with regional, national and international clientele.

         The on-mountain accommodations at Killington consist of approximately 5,100 beds, including 532 quartershare interests at the New Grand Summit Hotel. The off-mountain bed base in the greater Sherburne, Vermont area is approximately 12,000 beds. Killington also owns and operates 16 retail shops, 12 rental and repair shops, a travel and reservation agency and a cable television station. At the base of Pico Mountain, the Company owns a well-developed retail village and a health club. Killington is a year-round resort offering complete golf amenities including an 18-hole championship golf course, a golf school, a pro shop, and a driving range.

         Since its acquisition in June 1996, the Company has invested $25.6 million in capital improvements to update Killington's snowmaking, trail and lift systems, and to develop base facilities and real estate potential at the base areas. Major improvements and enhancements to the resort completed since June 1996 include (i) installation of two high-speed quad lifts, and upgrading of two additional lifts to high-speed quads, (ii) installation of one eight-passenger high-speed gondola to service the Peak Restaurant at the Killington summit and to replace the old Killington Peak double chair, (iii) construction of a new children's center and related base area improvements, and
(iv) a major water and sewer system expansion.

         In December 1997, the Company completed a land exchange with the state of Vermont whereby Killington acquired 1,050 acres of undeveloped land centrally located in its principal base area. The Company's three-year capital program includes the interconnection of lift and trail systems between the Killington and Pico resorts. The interconnection of the two mountains is expected to result in a 16% increase in lift capacity and an additional 110 acres (9%) of skiable terrain.

         Sunday River.

         Sunday River, located in the western mountains of Maine and approximately a three-hour drive from Boston, is one of New England's largest ski resorts with over 550,000 skier visits in 1997-98. Extending over eight interconnected mountain peaks, its facilities consist of approximately 654 acres of skiable terrain and 126 trails serviced by 18 lifts. The resort has a 3,140-foot summit and a 2,340-foot vertical drop. The Company believes Sunday River has one of the most modern lift systems in the Northeast. Sunday River has four base lodges, one of which is located at the top of North Peak.

         The on-mountain accommodations at Sunday River consist of approximately 5,850 beds including 726 condominium units, 648 quartershare units at the Grand Summit Resort Hotel and 580 quartershare units at the new Jordan Grand Resort Hotel. The off-mountain bed base in greater Bethel, Maine totals approximately 2,000 beds. The resort owns and operates five ski shops, seven full-service restaurants, four cafeteria-style restaurants and six bars.

         Since 1981, the Company has continually invested in capital improvements at Sunday River to expand and improve its on-mountain facilities and in real estate development. Sunday River's 1998 capital program included:
(i) installation of a new high-speed quad-lift on Barker Mountain which replaces an earlier lift, (ii) installation of 150 new tower snow guns to enhance snowmaking, (iii) five new grooming vehicles, (iv) a new welcome center for condo check-ins and ticket sales, and a new learn to ski/ride discovery center, and (v) significant upgrades of facilities. A Robert Trent Jones, Jr., championship golf course is currently under construction for a planned 2001 opening. Management believes that Sunday River has significant growth potential with over 325 acres of land at the base of the new Jordan Bowl area. Additionally, there are over 4,000 acres of undeveloped land owned by the Company and 3,000 acres for which the Company holds purchase options that are suitable for development as skiable terrain.


         Mount Snow/Haystack.

          Mount Snow, located in Brattleboro, Vermont is the second largest ski resort in the Northeast with over 600,000 skier visits in 1997-98.. A large percentage of the skier base for Mount Snow derives from Massachusetts, Connecticut and New York. The resort consists of two mountains (Mount Snow and Haystack) separated by approximately three miles, which have been combined under single management. Its facilities consist of 134 trails and approximately 763 acres of skiable terrain serviced by 26 lifts. The resort has a 3,580-foot summit, a 1,700-foot vertical drop, five full-service base lodges.

         Mount Snow's on-mountain bed base currently consists of 1,960 beds, including 544 units at the resort's new Grand Summit Hotel. The off-mountain bed base in the greater Dover, Vermont area has approximately 7,300 beds. The resort owns and operates eight retail shops, four rental and repair shops, a pro shop, a country club and a nightclub. Mount Snow also headquarters the Company-owned "Original Golf School," and operates an 18-hole golf course, eight golf schools throughout the East Coast, a mountain bike school, a 92-room hotel and a low-voltage local television station. Since its acquisition in June 1996, the Company has invested approximately $15.0 million in capital improvements to the resort, including the installation of two high-speed quad chairlifts.

         The Company is expanding Mount Snow's lodges to provide additional space for guest services, food and beverage services, retail sales, and a childrens' center. During the summer of 1998, a 20,000 square foot Discovery Center was constructed to service new skiers and snowboarders. In addition, the Company opened a new restaurant and over 10,000 square feet of retail space in the Grand Summit Hotel.

         Sugarloaf.

          Sugarloaf is located in Carrabassett Valley, Maine and was ranked as the number one overall ski resort in the East by the September 1997 Snow Country magazine survey. Sugarloaf is a single mountain with approximately 1,400 acres of terrain and 126 trails covering approximately 530 acres, of which 490 acres have snowmaking coverage serviced by 14 lifts including a new high-speed quad chair to service lower mountain terrain and an additional fixed grip-quad chair accessing the snowfields. There are approximately 870 additional acres of off-trail skiable terrain. The mountain has a 4,237-foot summit and a 2,820-foot vertical drop. Sugarloaf offers one of the largest ski-in/ski-out base villages in the Northeast, containing numerous restaurants, retail shops and an abundance of lodging. Sugarloaf is widely recognized for its challenging terrain, including its snowfields, which represent the only lift-serviced above-treeline skiing in the Northeast. As a destination resort, Sugarloaf has a broad market, including areas as distant as New York, New Jersey, Pennsylvania and Canada.

         Sugarloaf operates a year-round conference center, a cross-country ski facility and an 18-hole championship golf course designed by Robert Trent Jones, Jr., which is rated by both Golf Digest and Golf magazines as one of the top 25 resort courses in the United States. Sugarloaf's slope-side ski village consists of its base lodge, two hotels, banquet facilities for up to 800 people, retail stores, a rental and repair shop, a sports and fitness club, 870 condominium units and vacation homes, restaurants and an extensive recreational path network.

         Sugarbush.

         Sugarbush, located in Vermont's Mad River Valley, features the three highest mountain peaks of any single resort in the East. Extending over six mountain peaks, its facilities consist of 432 acres of skiable terrain and 112 trails serviced by 18 lifts. The resort has a 4,135-foot summit and a 2,650-foot vertical drop. The mountains are serviced by three base lodges and two summit lodges.

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

         Since the acquisition of Sugarbush by the Company in October 1995, the Company has invested $23.7 million in capital improvements to expand and improve its on-mountain facilities. The most recently completed improvements include four high-speed quad chairlifts, a 44% increase in snowmaking capacity, the creation of new glade skiing terrain, and numerous base area improvements.

         Attitash Bear Peak.

         Attitash Bear Peak, located in the Mt. Washington Valley, New Hampshire, is one of New Hampshire's largest ski resorts. Covering two mountain peaks, its facilities consist of 273 acres of skiable terrain and 60 trails serviced by 13 lifts. The resort has a 2,350-foot summit and a 1,750-foot vertical drop. The resort benefits from its location in the heart of New Hampshire ski country and its proximity to the Town of North Conway and the Mt. Washington Valley tourist area, and is widely recognized as a family-oriented resort.

         The on-mountain accommodations of Attitash Bear Peak consist of approximately 2,000 beds. In 1997 the Grand Summit Hotel at Attitash was completed. It consists of 143 rooms, 2 restaurants, a lounge, a health club, outdoor heated year round pool and 9 conference rooms including a 5,600 square foot ballroom. The off-mountain bed base in the Mt. Washington Valley area totals approximately 16,000 beds. The resort operates three base lodges, four ski shops, two full-service restaurants, three cafeteria-style restaurants and two bars.

         Since its acquisition in July 1994, the Company has invested approximately $12.4 million in resort related capital improvements at Attitash Bear Peak. The summer of 1998 capital program included the installation of a high-speed quad lift on Attitash Mountain and the Attitash Adventure Center, a 20,000 square foot base building housing the Discovery Center for beginning skiers and riders, enhanced space for all children's programs, adaptive programs and snowboarders. The resort's three-year capital improvement program includes a championship golf course, additional lift upgrades and further additions to the summer operations.

Resort Operations

         The Company's resort revenues are derived from a wide variety of sources including lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. Lift ticket sales represent the single largest source of resort revenues and represented approximately 44.1% of total resort revenues for fiscal 1998.

         The following chart reflects the Company's sources of resort revenues across certain revenue categories as well as the percentage of resort revenues constituted by each category for the fiscal year ended July 26, 1998.


                                                                  Fiscal Year Ended July 26, 1998
                                                             Resort Revenues             Percentage of
Revenue Category                                             (in millions)             Resort Revenues
----------------                                             -------------             ---------------
Lift Tickets . . . . . . . . . . . . . . . . . . .           $ 79.2                      44.1%
Food and Beverage  . . . . . . . . . . . . . . . .             24.8                      13.8%
Retail Sales   . . . . . . . . . . . . . . . . . .             24.9                      13.9%
Skier development  . . . . . . . . . . . . . . . .             11.6                       6.5%
Golf, other summer activities and miscellaneous  .             15.4                       8.6%
Lodging and property . . . . . . . . . . . . . . .             23.5                      13.1%
                                                               ---                       -----
Total Resort Revenues . . . . . . . . . . . .                $179.4                     100.0%


Real Estate Development

         The Company has been developing alpine resort real estate for over fifteen years as part of its integrated resort and real estate investment strategy. Since 1983, the Company has sold over 1,600 units of residential real estate at Sunday River (including condominiums, townhouses and quartershare interval ownership interests). The three components of the Company's real estate development strategy are (i) the Grand Summit quartershare hotel concept, (ii) development of alpine resort villages, and (iii) resort-specific discrete projects. The Company believes it has a significant real estate development pipeline over the next 10 to 15 years.

         The Company's real estate development program generated $105 million in purchase commitments in fiscal 1998, compared with $10.4 million in fiscal 1996 and $38.7 million in fiscal 1997. The Company opened three 200-room Grand Summit Hotels at its New England resorts and commenced construction of three new hotels at western resorts owned by the Parent on the strength of very high pre-sales.

         The Company's strategy for real estate development calls for the completion of at least 12 projects over the next 36 months. Four of these projects are the new Grand Summit Hotels in New England, where the Company is selling out the remaining inventory. More than 50% of the inventory in those hotels is currently sold, with over $41 million in contracts established to date.

         The next component of the real estate development plan is completion of three hotels currently under construction at The Canyons in Utah and Steamboat in Colorado. The final western hotel under construction is the Company's prototype condominium hotel at The Canyons called Sundial Lodge.

         The remaining five projects include a Grand Summit Hotel at Heavenly, located in the Park Avenue Redevelopment District in downtown South Lake Tahoe, and condominium hotels based upon the Company's Sundial Lodge prototype to be constructed at The Canyons, Heavenly, Steamboat and Sunday River.

         These 12 projects will make up the first phase in Management's comprehensive development strategy, which envisions the full development of five alpine resort villages at Sunday River, Killington, Steamboat, The Canyons and Heavenly. Each of these villages is currently in master planning and ranges in size from approximately one million square feet of development at Heavenly to as much as five million square feet of development at The Canyons over the next 10 years. Pricing strategy within each of these villages is carefully orchestrated to build pricing momentum as development progresses. A key measure for this development program is revenue per unit sold, which is expected to increase as the villages gain critical mass. Each resort village reflects the Company's carefully crafted plaza design concept, which creates an energy center at the heart of each resort village.

                                Item 2 Properties

         The presentation in this Item has been reduced in scope pursuant to General Instruction (I) of Form 10K.

         The following table summarizes certain key statistics of the Company's resorts:


                              Skiable    Vertical                          Snowmaking              1997-98*
                              Terrain      Drop                 Total       Coverage      Ski        Skier
Resort (Year Acquired)        (acres)     (feet)    Trails      Lifts     (% of acres)   Lodges     Visits
                                                             (high-speed)                           (000s)
Killington (1996)              1,200       3,150      205       33(6)        59.8%         8         1,077
Sunday River (1980)              654       2,340      126       18(4)         93.3         4           552
Mount Snow/Haystack (1996)       763       1,700      134       26(3)         66.0         5           602
Sugarloaf (1996)               1,400       2,820      126       14(2)         35.0         1           358
Sugarbush (1995)                 432       2,650      112       18(4)         66.1         5           388
Attitash Bear Peak (1994)        273       1,750       60       11(1)         89.7         2           233
                            ------------            -------- ------------               --------- ------------
     Total                     4,722                  763      122(21)                      25       3,210


         See the Item 1 Section entitled "Business-Resorts" for a more detailed description of the Company's resorts.

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

         Each of the Company's subsidiaries which operate resorts have pending claims and are regularly subject to suits with respect to personal injury claims related principally to skiing activities at such resort. Each of these operating companies maintains liability insurance that the Company considers adequate to insure claims related to usual and customary risks associated with the operation of a ski resort. The Company operates a captive insurance company authorized under the laws of the State of Vermont, which provides liability and workers' compensation coverage for its resorts located in Vermont.

                                     Item 4
               Submission of Matters to a Vote of Security Holders

         Not applicable.

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

Recent Sales of Unregistered Securities

         No equity securities were sold during fiscal 1998.

Holders

         As of October 23, 1998, there was one holder of record of Common Stock.

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

                                     Item 6
                             Selected Financial Data

         Omitted pursuant to the reduced disclosure format permitted under General Instruction (I) of Form 10-K.

                                     Item 7
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         The presentation in this Item has been reduced in scope pursuant to General Instruction (I) of Form 10-K.

Results of Operations of the Company.

         The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of revenues.

                                                                          Fiscal Year Ended
                                                            --------------------------------------------
                                                              July 28, 1996  July 27, 1997  July 26, 1998
                                                            --------------------------------------------
Revenues:
     Resort ................................................       86.5%         95.2%        74.7%
     Real estate ...........................................       13.5           4.8         25.3
                                                                  -----         -----         -----
          Total revenues ...................................      100.0         100.0        100.0
                                                                  -----         -----         -----
Operating expenses:
   Resort ..................................................       56.9          62.6         49.5
   Cost of real estate sold                                         8.0           3.9         17.7
   Marketing, general and administrative ...................       15.4          14.9         10.6
   Stock compensation charge . . . . . . . . . . . . . . . .         --            --          1.4
   Depreciation and amortization ...........................        9.2          10.4          8.9
                                                                  -----         -----         -----
          Total operating expenses .........................       89.5          91.8         88.1
                                                                  -----         -----         -----
Income from operations .....................................       10.5           8.2         11.9
Commitment fee .............................................        2.0            --           --
Interest expense ...........................................        6.4          13.5         10.9
                                                                  -----         -----         -----
Income (loss) before provision for income taxes
     and minority interest in loss of subsidiary ...........        2.1          (5.3)         1.0
Provision (benefit) for income taxes .......................        5.3          (2.1)         0.4
                                                                  -----         -----         -----
Income (loss) before minority interest in loss of
     subsidiary ............................................       (3.2)         (3.2)         0.6
Minority interest in loss of subsidiary ....................        0.2           0.1           --
                                                                  -----         -----         -----
Net income (loss) from continuing operations................       (3.0)%        (3.1)%        0.6%
                                                                  -----         -----         -----
Extraordinary expense                                                                          1.9%
                                                                  -----         -----         -----

Net income (loss) available to common shareholders                 (3.0)%        (3.1)%       (1.3)%

         Year ended July 26, 1998 ("Fiscal 1998") versus Year Ended July 27, 1997 ("Fiscal 1997")

         Resort revenues increased $12.6 million or 7.6% from $166.8 million to $179.4 million. This increase is primarily attributable to skier days which increased 6.1% from 3,026,000 to 3,210,000, as well as the opening of four new retail locations, a new restaurant and three new hotels in fiscal 1998.

         Real Estate revenues increased $52.3 million from $8.5 million to $60.8 million. This increase is attributable to the completion of the Company's new Grand Summit Hotels at Killington, Mount Snow and Sunday River, and the closings of quartershare unit sales in those projects.

         Cost of resort operations increased $9.2 million or 8.4% from $109.7 million to $118.9 million. The increase is primarily attributable to increased skier visits and new restaurants, retail outlets and hotels as outlined above.

         Cost of real estate operations increased $35.6 million from $6.8 million to $42.4 million due to increased sales and also to non-capitalizable costs associated with future projects currently under development.

         Marketing, general and administrative costs decreased $0.7 million or 2.7% from $26.1 million in fiscal 1997 to $25.4 million in fiscal 1998. The decrease is primarily attributable to the assumption of certain corporate, marketing and administrative expenses by the Company's parent, American Skiing Company, beginning in November, 1997.

         In Fiscal 1998, the Company's Parent incurred a stock compensation charge associated with the grant of non-qualified stock options to certain key members of senior management. A portion of the Parent's stock compensation charge ($3.3 million) was allocated to ASC East based on an approximation of the actual time the management employees comprising the stock compensation charge spent on ASC East-related activities during the year ended July 26, 1998.

         Depreciation and amortization expense increased $3.1 million or 16.9% from $18.3 million to $21.4 million, due primarily to capital expenditures made in the summer of 1997.

         Interest expense increased $2.6 million or 11.0% from $23.7 million to $26.3 million, due primarily to increased levels of debt outstanding associated with completed but unsold quartershare units and with increased levels of capital expenditures.

         The provision for income taxes increased by $4.6 million from a benefit of $3.6 million to a provision of $1.0 million. This increase is attributable to the increase in income before taxes which increased from a loss of $9.4 million to income of $2.4 million.

         The extraordinary loss recorded by the Company relates to early retirement of the Company's revolving line of credit, subordinated notes and indebtedness related to the acquisition of Sugarbush.

Fiscal Year Ended July 27, 1997 Compared to Fiscal Year Ended July 28, 1996 ("Fiscal 1996").

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

                                     Item 7A
           Quantitative and Qualitative Disclosures about Market Risk


         The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except for such risks related to interest rate fluctuations. As of July 26, 1998 the Company has long term debt and subordinated notes outstanding with a carrying value of $241 million and an estimated fair value of $256 million.

         The Company has entered into two interest rate protections agreements. These agreements are in connection with the Company's Senior Credit Facility and effectively swap variable interest rate borrowings to fixed rate borrowings. The total amount of the Senior Credit Facility that is effected by this agreement is $29.3 million. The rate for this portion of the Senior Credit Facility is fixed at is 5.68% plus an incremental rate based on the Company's leverage and expires November 17, 2005. Total borrowings under the Senior Credit Facility are $60.8 million, leaving $31.5 million at a variable rate and, depending on the Company's leverage, the interest rate will be LIBOR plus 2.5% to 3.5%.

         Fixed interest rate debt outstanding as of July 26, 1998, excluding the Senior Credit Facility debt, was $179.9 million, carries an average interest rate of 10.90% and matures as follows: $7.0 million in fiscal 1999, $7.3 million in fiscal 2000, $30.3 million in fiscal 2001, $5.4 million in fiscal 2002, $2.6 million in fiscal 2003, and $127.2 million in fiscal 2004 and after.

         The Company has also entered into two noncancelable interest rate swap agreements. The notional amount of both agreements is $120 million. The first swap agreement matures on July 15, 2001 and from this swap agreement the Company receives interest at a rate of 12% per annum and pays interest at a variable rate based on the notional amount of the swap agreement. The second swap agreement expires July 15, 2006 and requires the Company pay interest at a rate of 9% and receive interest at a variable rate based on the notional amount of the swap agreement. The two variable portions of the swap agreements offset each other until July 15, 2001. After that date, the Company will be paying interest at a fixed rate of 9% and receiving interest at a variable rate. The variable rate of interest the Company would receive is based on the six month LIBOR which, as of November 9, 1998, was 5.19%.

                                     Item 8
                              Financial Statements

Selected Quarterly Operating Results

         The following table presents certain unaudited quarterly financial information of the Company for the eight quarters ended July 26, 1998. In the opinion of the Company's management, this information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial results set forth herein. Results of operations for any previous quarters are not necessarily indicative of results for any future period.

Quarter Ended

                                 Oct. 27,    Jan. 26,  Apr. 27,  Jul. 27,  Oct. 26,    Jan., 25,   Apr. 28,  Jul. 26,
                                   1996        1997     1997        1997    1997        1998        1998       1998
                                                                       (in thousands)

Revenues:
Resort ......................  $ 11,728    $59,418   $86,601   $  9,071    $13,655     $70,849    $83,694   $11,184
Real estate .................     1,569      1,740     2,674      2,485        810       7,890     39,990    12,092
                                -------    -------   -------   --------    --------    -------   -------   --------
Total revenues ..............    13,297     61,158    89,275     11,556     14,465      78,739    123,684    23,276
                                -------    -------   -------   --------    --------    -------   -------   --------

Operating expenses:
  Cost of operations ........    15,034     38,995    42,163     13,547     17,533      44,202    42,888     14,305
  Cost of real estate sold ..     1,032        935     2,913      1,933        925       5,223    27,311      8,971
  Marketing, general and
    administrative ..........     4,792      7,709     9,097      4,528      6,540       7,256     5,965      5,639
 Stock compensation charge ..        --         --        --         --      3,271          --        --        --
 Depreciation and
    amortization ............     1,527      7,344     8,075      1,347      1,450       8,151    10,092     1,746
                                -------    -------   -------   --------    --------    -------   -------   --------
Total operating expenses ....    22,385     54,983    62,248     21,355     29,719      64,832    86,256    30,661
                                -------    -------   -------   --------    --------    -------   -------   --------
Income (loss) from operations  $( 9,088)   $ 6,175   $27,027   $ (9,799)  ($15,254)    $13,907   $37,428   ($7,385)
                                -------    -------   -------   --------    --------    -------   -------   --------

                                     Item 9
       Changes in and Disagreements with Accountants over Accounting and
                             Financial Disclosures

         None

                                    PART III

                                     Item 10
                        Directors and Executive Officers

         Omitted pursuant to the reduced disclosure format permitted under Instruction (I) of Form 10-K.

                                     Item 11
                             Executive Compensation

        Omitted pursuant to the reduced disclosure format permitted under Instruction (I) of Form 10-K.

                                     Item 12
         Security Ownership of Certain Beneficial Owners and Management

        Omitted pursuant to the reduced disclosure format permitted under Instruction (I) of Form 10-K.

                                     Item 13
                 Certain Relationships and Related Transactions

         Omitted pursuant to the reduced disclosure format permitted under Instruction (I) of Form 10-K.

                                     PART IV

                                     Item 14
        Exhibits, Financial Statements Schedules and Reports on Form 8-K

          (a) Documents filed as part of this report:                      Page

1. Index to financial statements, financial statement schedules, and supplementary data, filed as part of this report:

         Report of Independent Accountants ...................               F-1

         Consolidated Balance Sheet  .........................               F-2

         Consolidated Statement of Operations ................               F-3

         Consolidated Statement of Changes
            in Shareholders' Equity ..........................               F-4

         Consolidated Statement of Cash Flows ................               F-5

         Notes to Consolidated Financial Statements ..........               F-7

2.   Financial Statement Schedules
                  All  other   schedules  are  omitted   because  they  are  not
                  applicable or the required information is shown in the consolidated financial statements or notes thereto.

      3.   Exhibits filed as part of this report: ............

Exhibit
No.                Description



3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4, Registration No. 333-9763)

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 333-9763).

10.1 Loan and Security Agreement dated as of October 1, 1984, among the State of Vermont (acting by and through the Vermont Industrial Development Authority), Sherburne Corporation, Proctor Bank and BankBoston, N.A. (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.2 Loan and Security Agreement dated as of October 1, 1984, among the State of Vermont (acting by and through the Vermont Industrial Development Authority), Mount Snow, Ltd., Proctor Bank and BankBoston, N.A. (incorporated by reference to Exhibit 10.17 to the Parent's Registration Statement on Form S-1 Registration No. 333-33483).

10.3 Indenture dated October 24, 1990, between Killington Ltd. and The Howard Bank, as trustee (representative of indentures with respect to similar indebtedness aggregating approximately $2,995,000 in original principal amount and maturing at various times from 2015 to 2016) (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.4 Indenture dated as of June 28, 1996 among the Company, certain Subsidiaries and United States Trust Company of New York, relating to Series A and Series B 12% Senior Subordinated Notes Due 2006 ( incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.5 Form of Subordinated Debenture Due 2002 from L.B.O. Holding, Inc. to former shareholders of Mt. Attitash Lift Corporation (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.6 Purchase Agreement dated as of April 13, 1994, among Mt. Attitash Lift Corporation, certain of its shareholders and L.B.O. Holding, Inc. (incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.7 Stock Purchase Agreement dated August 17, 1994, between Sugarloaf Mountain Corporation and S-K-I Ltd. (incorporated by reference to
          Exhibit 10.36 to the Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.8 Acquisition Agreement dated May 16, 1995, among Sugarbush Resort Holdings, Inc., Sugarbush Resort Corporation, Snowridge, Inc., Sugar Ridge, Inc., Sugarbush Inn Corporation and Bev Ridge, Inc., (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.9 Lease dated October 15, 1980, among H. Donald Penley, Joseph Penley, Albert Penley and Sunday River Skiway Corporation (incorporated by reference to Exhibit 10.40 to The Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.10 Lease/Option dated July 19, 1984, between John Blake and L.B.O. Holding, Inc. (incorporated by reference to Exhibit 10.41 to The Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.11 Lease Agreement dated as of July 1, 1993, between Snowridge, Inc. and Mountain Water Company (incorporated by reference to Exhibit 10.42 to The Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.12 Lease Agreement dated as of March 1, 1988, between Snowridge, Inc. and Mountain Wastewater Treatment, Inc., (incorporated by reference to
          Exhibit 10.43 to The Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.13 Lease dated November 10, 1960, between the State of Vermont and Sherburne Corporation (predecessor to Killington, Ltd.) (incorporated by reference to Exhibit 10.44 to The Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.14 Lease Agreement dated as of June 21, 1994, between the Town of Wilmington and Mount Snow, Ltd. (incorporated by reference to Exhibit
          10.46 to The Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.15 Lease Agreement dated April 24, 1995, between Sargent, Inc. and Mount Snow, Ltd. (incorporated by reference to Exhibit 10.47 to The
          Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.16 Agreement between Sugarloaf Mountain Corporation and the Inhabitants of the Town of Carrabassett Valley, Maine, concerning the Sugarloaf Golf Course dated June 3, 1987 (incorporated by reference to Exhibit
          10.52 to The Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.17 Agreement dated July 26, 1995, among Bombardier Corporation, Killington, Ltd., Mount Snow, Ltd., Waterville Valley Ski Area, Ltd., Bear Mountain, Ltd., and Sugarloaf Mountain Corporation (incorporated by reference to Exhibit 10.55 to The Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.18 Purchase and Sale Agreement dated as of August 30, 1996, among Waterville Valley Ski Area, Ltd., Cranmore, Inc., the Company and Booth Creek Ski Acquisition Corp. (incorporated by reference to
          Exhibit 10.61 to the Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.19 Purchase and Sale Agreement dated as of October 16, 1996, among Sherburne Pass Mountain Properties, LLC, Pico Mountain Sports Center, LLC, Pico Mountain Operating Company, LLC, Harold L. and Edith Herbert, and Pico Ski Area Management Company (incorporated by reference to Exhibit 10.62 to the Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.20 Loan and Security Agreement dated as of August 1, 1997, among Grand Summit Resort Properties, Inc., the lenders listed therein and Textron Financial Corporation, as Administrative Agent for the lenders
          (incorporated by reference to Exhibit 10.71 to the Parnet's Registration Statement on Form S-1, Registration No. 333-33483).

10.21 $2,750,000 Subordinated Promissory Note dated November, 1996 by Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc., to the Company (incorporated by reference to Exhibit 10.72 to the Parent's Registration Statement on Form S-1, Registration No. 333-33483).

10.22 Letter of Agreement dated August 27, 1996, among SKI Ltd and certain shareholders of Sugarloaf Mountain Corporation (incorporated by reference to Exhibit 10.63 to the Company's Registration Statement on Form S-4, Registration No. 333-9763).

10.23 Amended and Restated Credit Agreement dated as of November 12, 1997, among the Company, certain Subsidiaries as Borrowers and the Company, ASC West and certain Subsidiaries as Guarantors, the Lenders party thereto, BankBoston, N.A. as Agent for the Lenders and DLJ Capital Funding, Inc. as Documentation Agent for the Lenders (incorporated by reference to Exhibit 1 to the Parent's quarterly report on Form 10-Q/A for the quarter ended October 26, 1997).

10.24 First Amendment to Amended and Restated Credit Agreement dated as of July 20, 1998, among the Company, certain Subsidiaries as Borrowers and the Company and certain Subsidiaries as Guarantors, the lenders party thereto and BankBoston, N.A. as agent for the lenders.

10.25 ISDA Master Lease Agreement between BankBoston, N.A. and the Company dated as of May 12, 1998.

10.26 Credit Support Annex to ISDA Master Agreement between BankBoston, N.A. and the Company dated as of May 12, 1998.

10.27 Form of Master Lease Agreement dated as of various dates among BancBoston Leasing, Inc. as Lessor and Heavenly Valley Limited Partnership, Killington, Ltd., Mount Snow, Ltd., ASC Leasing, Inc., Steamboat Ski & Resort Corporation, and Sunday River Skiway Corp. as Lessees.

10.28     Purchase and Development  Agreement by and among the Parent,  American
          Skiing  Company  Resort  Properties,   Inc.,  and  Marriott  Ownership
          Resorts, Inc., dated as of July 22, 1998.

11.1      Computation of earnings per share.

24.1      Power of Attorney

27.1      Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this instrument to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bethel, State of Maine, on this 9th day of November 1998.


                                    ASC East, Inc.

                                    By:  /s/ Leslie B. Otten
                                          ------------------------------
                                          Leslie B. Otten
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:  /s/ Christopher E. Howard
                                           ------------------------------
                                           Christopher E. Howard
                                           Senior Vice President,
                                           Chief Administrative Officer,
                                           General Counsel, Clerk and
                                           Chief Financial Officer,
                                           (Principal Financial Officer)

                                    By:  /s/ Christopher D. Livak
                                           ------------------------------
                                          Christopher D. Livak
                                          Vice President-Accounting
                                          (Principal Accounting Officer)

                                    By:  /s/ Christopher E. Howard,
                                              attorney-in-fact
                                            ------------------------------
                                             Gordon M. Gillies, Director

                        Report of Independent Accountants


To the Board of Directors and Shareholders of ASC East, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of ASC East, Inc. and its subsidiaries at July 27, 1997 and July 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 26, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
October 14, 1998


Consolidated Balance Sheet
(in thousands, except share and per share amounts)

                                                                                  July 27,        July 26,
                                                                                    1997            1998
Assets
Current assets
  Cash and cash equivalents ..................................................    $     2,634     $     4,157

  Restricted cash ............................................................          2,812           1,769
  Accounts receivable ........................................................          3,801           7,138
  Inventory ..................................................................          7,282          10,226
  Prepaid expenses ...........................................................          1,579           1,705
  Deferred financing costs ...................................................          1,338             875
  Deferred income taxes ......................................................            422           1,289
                                                                                -------------- ---------------

    Total current assets .....................................................         19,868          27,159

Property and equipment, net ..................................................        242,617         296,756
Real estate developed for sale ...............................................         23,540          38,023
Goodwill .....................................................................         10,664          19,702
Intangible assets ............................................................              -           2,050
Deferred financing costs .....................................................          6,996           5,768
Long-term investments ........................................................          3,507           2,202
Other assets .................................................................          4,998           4,691
Due from affiliate ...........................................................          1,260               -
                                                                                -------------- ---------------

    Total assets .............................................................    $   313,450     $   396,351
                                                                                -------------- ---------------

Liabilities and Shareholders' Equity
Current liabilities
  Current portion of long-term debt ..........................................    $    33,248     $    27,645
  Current portion of subordinated notes and debentures .......................              -             455
  Accounts payable and other current liabilities .............................         25,738          26,557
  Deposits and deferred revenue ..............................................          4,379           3,574
  Demand note, Principal Shareholder .........................................          1,933           1,846
  Due to affiliates ..........................................................              -          17,132
                                                                                -------------- ---------------

    Total current liabilities ................................................         65,298          77,209

  Long-term debt, excluding current portion ..................................         46,833          85,045
  Subordinated notes and debentures, excluding current portion ...............        149,749         127,497
  Other long-term liabilities ................................................          6,932           7,313
  Deferred income taxes ......................................................         28,514          26,873
                                                                                -------------- ---------------

    Total liabilities ........................................................        297,326         323,937

Commitments, lease contingencies and contingent liabilities (Note 13)

Shareholders' Equity
Common stock, par value of $.01 per share; 1,000,000 shares authorized;
  978,300 issued and outstanding .............................................             10              10
Additional paid-in capital ...................................................          3,762          63,136
Retained earnings ............................................................         12,352           9,268
                                                                                -------------- ---------------

    Total shareholders' equity ...............................................         16,124          72,414
                                                                                -------------- ---------------

    Total liabilities and shareholders' equity ...............................    $   313,450     $   396,351
                                                                                -------------- ---------------

Consolidated Statement of Operations
(in thousands, except share and per share amounts)

                                                                                Year Ended
                                                                    ----------------------------------------
                                                                       July 28,      July 27,      July 26,
                                                                         1996          1997          1998
Net revenues:
   Resort ......................................................    $    63,489    $  166,818    $  179,382
   Real estate .................................................          9,933         8,468        60,782
                                                                    ------------  ------------  ------------

      Total net revenues .......................................         73,422       175,286       240,164
                                                                    ------------  ------------  ------------

Operating expenses:
   Resort ......................................................         41,799       109,739       118,928
   Real estate .................................................          5,844         6,813        42,430
   Marketing, general and administrative .......................         11,289        26,126        25,400
   Stock compensation charge ...................................              -             -         3,271
   Depreciation and amortization ...............................          6,783        18,293        21,439
                                                                    ------------  ------------  ------------

      Total operating expenses .................................         65,715       160,971       211,468
                                                                    ------------  ------------  ------------

Income from operations .........................................          7,707        14,315        28,696
                                                                    ------------  ------------  ------------

Other expenses:
   Commitment fee ..............................................          1,447             -             -
   Interest expense ............................................          4,699        23,707        26,273
                                                                    ------------  ------------  ------------

Income (loss) before provision (benefit) for income
  taxes and minority interest in loss of subsidiary ............          1,561       (9,392)         2,423

Provision (benefit) for income taxes ...........................          3,906       (3,613)         1,043
Minority interest in loss of subsidiary ........................          (108)             -             -
                                                                    ------------  ------------  ------------

Income (loss) from continuing operations .......................        (2,237)       (5,779)         1,380
                                                                    ------------  ------------  ------------

Extraordinary loss, net of income tax benefit of $2,854 ........              -             -         4,464
                                                                    ------------  ------------  ------------

Net loss .......................................................    $   (2,237)    $ (5,779)      $  (3,084)

                                                                    ------------  ------------  ------------

Basic and diluted loss per share (Note 2):
   Continuing operations .......................................    $    (2.37)    $   (5.91)     $    1.41

   Extraordinary loss ..........................................              -             -        (4.56)
                                                                    ------------  ------------  ------------

   Net loss ....................................................    $    (2.37)    $   (5.91)     $  (3.15)

                                                                    ------------  ------------  ------------
Weighted average shares outstanding ............................            942           978           978
                                                                    ------------  ------------  ------------




Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share amounts)

                                                                                     Additional
                                                        Common stock                   paid-in            Retained
                                                  Shares             Amount            capital            earnings            Total

Balance at July 31, 1995 ......................      116,737         $  116         $    1,660          $ 28,726           $ 30,502

   Net loss ...................................            -              -                  -            (2,237)            (2,237)

   Distributions to Principal Shareholder .....            -              -                  -            (8,358)            (8,358)

   Contributions ..............................            -              -              1,020                  -              1,020

   Conversion of affiliate company common stock
       to common stock ........................      822,431          (106)                106                  -                  -

   Issuance of shares of common stock .........       39,132              -                976                  -                976
                                               -----------------  -----------------  -----------------  -----------------  ---------

Balance at July 28, 1996 ......................      978,300             10              3,762             18,131             21,903

   Net loss ...................................            -              -                  -            (5,779)            (5,779)
                                               -----------------  -----------------  -----------------  -----------------  ---------

Balance at July 27, 1997 ......................      978,300             10              3,762             12,352             16,124

   Capital contributions from Parent ..........            -              -             59,374                  -             59,374

   Net loss ...................................            -              -                  -            (3,084)            (3,084)
                                               -----------------  -----------------  -----------------  -----------------  ---------

Balance at July 26, 1998 ......................      978,300         $   10         $   63,136          $   9,268          $  72,414
                                               -----------------  -----------------  -----------------  -----------------  ---------



Consolidated Statement of Cash Flows
(In thousands)

                                                                                     Year Ended
                                                                       ---------------------------------------
                                                                        July 28,      July 27,      July 26,
                                                                          1996          1997          1998

Cash flows from operating activities:
   Net loss .......................................................... $  (2,237)    $  (5,779)     $ (3,084)
   Adjustments  to  reconcile  net  loss  to  net  cash
      provided  by  operating activities:
      Minority interest in loss of subsidiary ........................      (108)             -             -
      Depreciation and amortization                                         6,783        18,293        21,439
      Amortization of discount on subordinated notes and debentures
        and other liabilities ........................................        435         3,300         1,520
      Income tax expense on conversion of S corporation to C
      corporation ....................................................      5,552             -             -
      Deferred income taxes ..........................................    (1,940)       (3,332)       (1,954)
      Stock compensation charge ......................................          -             -         3,271
      Extraordinary loss on write-off of deferred financing costs ....          -             -         2,232
      Gain on sale of assets .........................................          -             -         (323)
      Decrease (increase) in assets:
        Restricted cash and investments held in escrow ...............          -        12,587         1,043
        Accounts receivable ..........................................        481       (1,343)       (3,337)
        Inventory ....................................................      (373)       (2,257)       (2,944)
        Prepaid expenses .............................................      (648)         1,792         (126)
        Real estate developed for sale ...............................      2,523      (21,976)      (14,483)
        Other assets .................................................      (836)           528           110
        Due to/from affiliate ........................................          -       (1,260)        16,170
      Increase (decrease) in liabilities:
        Accounts payable and other current liabilities ...............    (3,601)         6,794           819
        Deposits and deferred revenue ................................        944           838         (805)
        Other long-term liabilities ..................................        490       (2,270)           381
                                                                       -----------   -----------   -----------

      Net cash provided by operating activities ......................      7,465         5,915        19,929
                                                                       -----------   -----------   -----------

Cash flows from investing activities:
   Payments for purchases of businesses, net of cash acquired ........   (97,079)       (5,359)             -
   Long-term investments .............................................      (450)           836         1,305
   Capital expenditures ..............................................   (25,054)      (21,638)      (64,152)
   Proceeds from sale of property and equipment ......................          -         2,626           732
   Cash payments on note receivable ..................................          -           250           100
   Proceeds from sale of businesses ..................................          -        14,408             -
   Other .............................................................          -       (1,964)             -
                                                                       -----------   -----------   -----------

      Net cash used in investing activities .......................... $(122,583)     $ (10,841)    $ (62,015)
                                                                       -----------   -----------   -----------



Consolidated Statement of Cash Flows
(In thousands) (Continued)

                                                                                  Year Ended
                                                                    ----------------------------------------
                                                                     July 28,      July 27,      July 26,
                                                                       1996          1997          1998

Cash flows from financing activities:
   Net proceeds from (repayment of) Old Credit Facility .........   $    40,301   $    14,766   $  (59,623)
   Net borrowings under New Credit Facility .....................             -             -        30,332
   Net repayment of line of credit ..............................       (5,776)             -             -
   Net repayment of revolving credit loan .......................      (17,101)             -             -
   Proceeds from (repayment of) subordinated notes and
   debentures, net of investments held in escrow ................       121,126             -      (23,223)
   Deferred financing costs .....................................       (8,485)         (470)       (1,495)
   Proceeds from (repayment of) long-term debt ..................      (11,806)       (6,654)        49,075
   Payments on demand note, Principal Shareholder ...............             -       (3,267)          (87)
   Advances to Principal Shareholder ............................         (156)             -
   Distributions to Principal Shareholder .......................       (3,158)             -             -
   Capital contributions.........................................         1,020             -        48,630
   Issuance of shares of common stock ...........................           976             -             -
                                                                    ------------  ------------  ------------

      Net cash provided by financing activities .................       116,941         4,375        43,609
                                                                    ------------  ------------  ------------

      Net increase (decrease) in cash and cash equivalents ......         1,823         (551)         1,523

Cash and cash equivalents, beginning of year ....................         1,362         3,185         2,634
                                                                    ------------  ------------  ------------

Cash and cash equivalents, end of year ..........................   $     3,185    $    2,634     $   4,157
                                                                    ------------  ------------  ------------

Supplemental disclosures of cash flow information:
   Cash paid for interest .......................................   $     2,408    $   20,975     $   6,686
   Cash paid (refunded) for income taxes ........................            15       (1,492)             -

Supplemental schedule of noncash investing and financing activities:
   Property acquired under capitalized leases ...................   $       435    $    7,802     $   3,309
   Notes payable issued for purchase of assets ..................             -             -         6,418
   Liabilities assumed associated with purchased companies ......        58,497         1,626             -
   Deferred tax liability associated with purchased companies ...        28,372             -             -
   Purchase price adjustments ...................................             -         4,341             -
   Purchase price adjustments related to deferred taxes .........             -                       1,226
   Note payable issued for distribution to Principal Shareholder          5,200             -             -
   Note receivable received for sale of resorts .................             -         2,750             -
   Intangible asset assumed to purchase subsidiary ..............             -             -         1,883

                                      F-6

Notes to Consolidated Financial Statements

1.       Basis of Presentation

         ASC East is organized as a holding company and operates through various subsidiaries. ASC East and its subsidiaries (collectively, the "Company") operate in two business segments, ski resorts and real estate development. The Company is a wholly-owned subsidiary of American Skiing Company (the "Parent"). ASC East operates the following resorts: Sugarloaf and Sunday River in Maine, Attitash Bear Peak in New Hampshire, and Killington, Mount Snow/Haystack and Sugarbush in Vermont. The Company performs its real estate development through its wholly-owned subsidiary, Grand Summit Resort Properties, Inc. ("GSRP").

         The Company was originally formed on December 7, 1995, at which time the entity operated under the name American Skiing Company. Prior to June 28, 1996, the Company was a combined group of separate entities which were wholly-owned by Les Otten (the "Principal Shareholder"). On June 28, 1996, the Principal Shareholder exchanged all of the outstanding shares of the combined group for 939,168 shares of the Company's stock (the "Exchange"). Contemporaneously with the Exchange, the Company purchased all the outstanding shares of common stock of S-K-I Limited, Inc. ("S-K-I") for $18.00 per share. Upon the acquisition of S-K-I, the companies from the combined group and the S-K-I companies were formed into a consolidated entity. In conjunction with the Exchange and the acquisition of S-K-I, the Company issued 39,132 shares of common stock, representing a 4% minority interest in the Company, to an institutional investor in a private offering. The fair market value of the common stock was $976,000 at the date of issuance and was recorded as additional paid-in capital.

         The Company's Parent was formed on June 17, 1997, when the Principal Shareholder exchanged his 96% ownership interest in the Company for 100% of the common stock of the Parent. In conjunction with the formation of the Parent, the Parent recorded the 4% minority interest in the Company. On January 26, 1998, the Parent and the holders of the minority interest in the Company entered into an agreement whereby the Parent issued 615,022 shares of common stock in exchange for all shares of the Company held by the minority shareholders. In connection with the Parent's exchange of its common stock for the minority interest, the Company recorded additional paid-in capital of $8.5 million, representing the excess of the fair market value of the Parent's stock exchanged on January 26, 1998 over the carrying value of the minority interest.

          The Company's Parent consummated an initial public offering (the "Offering") on November 6, 1997. The Parent sold 14.75 million shares of common stock in the Offering at a price of $18.00 per share.


2.       Summary of Significant Accounting Principles

         Principles of Consolidation
         The accompanying consolidated financial statements include the accounts of ASC East and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

          Fiscal Year The Company's fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. The periods for 1996, 1997 and 1998 consisted of fifty-two weeks.

         Cash and Cash Equivalents

          The Company considers all highly liquid debt instruments with a remaining maturity of three months or less to be cash equivalents.

2.       Summary of Significant Accounting Principles (continued)

         Restricted Cash

         Restricted cash represents deposits that relate to pre-sales of real estate developed for sale held in escrow and guest advance deposits for lodging reservations. The cash will be available to the Company when the real estate units are sold or the lodging services are provided.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of retail goods, food and beverage products and mountain operating supplies.

         Property and Equipment

         Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the assets' estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for leasehold improvements and 5 to 30 years for lifts, lift lines and trails. Assets under capital leases are amortized over the shorter of their useful lives or their respective lease lives. Due to the seasonality of the Company's business, the Company records a full year of depreciation relating to its operating assets over the second and third quarters of its fiscal year.

         Real Estate Developed for Sale

         The Company capitalizes as real estate developed for sale the original acquisition cost of land, direct construction and development costs, property taxes, interest incurred on costs related to real estate under development, and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or quartershare units within a project is determined using the relative sales value method. Selling costs are charged to expense in the period in which the related revenue is recognized. Interest capitalized on real estate development projects during fiscal years 1996, 1997, and 1998 totaled $0, $473,000, and $2.4 million, respectively.

         Intangible Assets

         Intangible assets consist of goodwill and tradenames. The Company has classified as goodwill the excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Intangible assets are recorded net of accumulated amortization in the accompanying consolidated balance sheet and are amortized using the straight-line method over their estimated useful lives as follows:

                  Goodwill                  40 years
                  Tradenames                40 years

         Deferred Financing Costs

         Costs incurred in connection with the issuance of debt are included in deferred financing costs, net of accumulated amortization. Amortization is calculated using the straight-line method over the respective original lives of the applicable issues. Amortization calculated using the straight-line method is not materially different from amortization that would have resulted from using the interest method.

2.       Summary of Significant Accounting Principles (continued)

         Long-Term Investments

         Long-term investments are comprised of U.S. Treasury Securities, Obligations of U.S. Government corporations and agencies and corporate bonds. It is management's intent to hold these securities until maturity. These securities are carried at amortized cost, which approximates quoted market values at July 27, 1997 and July 26, 1998. Contractual maturities relating to these investments range from less than one year to five years at July 26, 1998.

         Long-Lived Assets

         The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 establishes procedures for review of recoverability and measurement of impairment if necessary, of long-lived assets, goodwill, and certain identifiable intangibles held and used by an entity. SFAS 121 requires that those assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of their carrying amount or fair value less estimated selling costs. As of July 26, 1998, management believes that there has not been any impairment of the Company's long-lived assets, real estate developed for sale, goodwill or other identifiable intangibles.

         Revenue Recognition

         Resort revenues include sales of lift tickets, tuition from ski schools, golf course fees and other recreational activities, sales from restaurants, bars and retail shops, and real estate rentals. Daily lift ticket revenue is recognized on the day of purchase. Lift ticket season pass revenue is recognized in equal amounts over the ski season, which is the Company's second and third quarters of its fiscal year. The Company's remaining revenue is generally recognized as the services are performed. Real estate revenues are recognized under the full accrual method when title has been transferred. Amounts received from pre-sales of real estate are recorded as deposits and deferred revenue in the accompanying consolidated balance sheet until the revenue is recognized.

         Interest

         Interest is expensed as incurred except when it is capitalized in conjunction with major capital additions and real estate developed for sale. The amounts of interest capitalized are determined by applying current interest rates to the funds required to finance the construction. During 1996, 1997 and 1998, the Company incurred total interest cost of $5.1 million, $24.3 million, and $28.9 million respectively, of which $444,000, $575,000 and $2.6 million, respectively, have been capitalized to property and equipment and real estate developed for sale.

         Employee Benefits

         As of July 27, 1997, the Company maintained a number of profit sharing and savings plans pursuant to Section 401(k) of the Internal Revenue Code. In August 1997, the Parent established the ASC 401(k) Retirement Plan pursuant to Section 401(k) of the Internal Revenue Code (the "Plan") and subsequently rolled the previously existing plans into the Plan. The Plan allows employees to defer up to 15% of their income and provides for the matching of participant contributions at the Parent's discretion. The Parent made no contributions to the profit sharing plans for 1996, 1997 and 1998. Contributions to the savings plans for 1996 and 1997 totaled $87,000 and $301,000, respectively, while contributions to the Plan for 1998 totaled $217,000.

2.       Summary of Significant Accounting Principles (continued)

         Advertising Costs

         Advertising costs are expensed the first time the advertising takes place. At July 27, 1997 and July 26, 1998, advertising costs of $384,000 and $153,000, respectively, were recorded in prepaid expenses in the accompanying consolidated balance sheet. Advertising expense for the years ended July 28, 1996, July 27, 1997 and July 26, 1998 was $5.7 million, $5.2 million and $5.8 million, respectively.

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

         Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This pronouncement supersedes the previous methodology for the calculation of earnings per share as promulgated under APB Opinion No. 15. SFAS 128 requires presentation of "basic" and "diluted" earnings per share. The Company adopted SFAS 128 in fiscal 1998 and all prior periods presented were retroactively restated. For the years ended July 28, 1996, July 27, 1997 and July 26, 1998, basic and diluted earnings per share are the same.

         Fair Value of Financial Instruments

         The recorded amounts for cash and cash equivalents, restricted cash, accounts receivable and accounts payable and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company's Senior Credit Facility and certain other debt instruments approximates their recorded values in all material respects, as determined by discounting future cash flows at current market interest rates as of July 26, 1998. The fair value of the Company's Senior Subordinated Notes has been estimated using quoted market values. The fair value of the Company's other subordinated debentures have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings.

2.       Summary of Significant Accounting Principles (continued)

          The estimated fair values of the Senior Subordinated Notes and the other subordinated debentures at July 26, 1998 are presented below (in thousands):

                                                    Carrying            Fair
                                                     amount             value

                  12% Senior Subordinated Notes     $ 117,002         $ 134,400
                  Other subordinated debentures     $   10,950        $   8,667


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

         As described in Note 10, certain of the Company's subsidiaries had previously elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended, with income or loss and credits passed through to the Principal Shareholder. Concurrent with the acquisition of S-K-I, the subsidiaries' election to be treated as S corporations terminated.

         Reclassification

          Certain  amounts in the prior year  financial  statements  and related
          notes  have  been   reclassified  to  conform  with  the  fiscal  1998
          presentation.


3.       Business Acquisitions and Divestments

         S-K-I Acquisition and Purchase of a Minority Interest
         On June 28, 1996, the Company acquired all the outstanding shares of common stock of S-K-I (the "S-K-I Acquisition") for approximately
         $104.6 million, including direct costs and liabilities assumed (excluding deferred taxes) of $58.5 million. The significant companies purchased in the S-K-I Acquisition included SKI Insurance and the Killington, Mount Snow/Haystack, Waterville Valley and Sugarloaf ski resorts. Subsequent to the S-K-I Acquisition, all companies were wholly-owned , except for Sugarloaf, which was 51% owned. The S-K-I Acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations subsequent to June 28, 1996 are included in the accompanying consolidated financial statements.

         Amortization of goodwill charged to depreciation and amortization amounted to $14,000, $217,000 and $274,000 for 1996, 1997 and 1998,
         respectively. Accumulated amortization of goodwill amounted to $231,000 and $505,000 at July 27, 1997 and July 26, 1998, respectively.

         Pursuant to a consent decree with the U.S. Department of Justice in connection with the S-K-I Acquisition, the Company sold the assets constituting the Mt. Cranmore and Waterville Valley resorts for $17.2 million on November 27, 1996.

         The following unaudited pro forma financial information presents the consolidated results of operations as if the S-K-I Acquisition, the divestitures of Mt. Cranmore and Waterville Valley, the purchase of the remaining 49% minority interest of Sugarloaf, and the termination of the S Corporation status of certain of the Company's wholly-owned subsidiaries had occurred on July 31, 1995 (in thousands except per share amounts):

                                                    Year ended
                                                   July 28, 1996

                Revenues                         $   171,666
                                                  --------------

                Net loss                         $    (3,785)
                                                  --------------

                Net loss per share               $     (3.87)
                                                  --------------


         These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the transactions occurred on the date indicated.

         Other Acquisitions

         On August 30, 1996, the Company purchased the remaining 49% minority interest in Sugarloaf, for $2.0 million in cash. In connection with the purchase, the Company recorded a liability in the amount of $492,000 to provide for contingent consideration that may be paid pursuant to the purchase agreement. During 1998, the Company paid contingent consideration of $331,000. The remaining balance of the liability at July 26, 1998 of $161,000 is included in other long-term liabilities in the accompanying consolidated balance sheet. In connection with the purchase of Sugarloaf, the Company paid certain debt in advance of its maturity and incurred a prepayment penalty of $600,000. The prepayment penalty is recorded in interest expense in the accompanying consolidated statement of operations for the year ended July 27, 1997.

         In November 1996, the Company purchased the Pico Ski Resort for a total purchase price of $5.0 million. The purchase price includes a cash payment of $3.4 million and assumed liabilities of $1.6 million.

4.       Property and Equipment

         Property and equipment consists of the following (in thousands):

                                                    July 27,         July 26,
                                                      1997             1998

Buildings and grounds                             $     69,635     $     99,530
Machinery and equipment                                 61,218           55,435
Lifts and lift lines                                    60,769          103,064
Trails                                                  11,667           11,952
Land improvements                                       18,096           14,972
                                                 --------------  ---------------

                                                       221,385          284,953

Less - accumulated depreciation and amortization        36,940           55,753
                                                 --------------  ---------------

                                                       184,445          229,200

Land                                                    49,160           50,772
Construction-in-process                                  9,012           16,784
                                                 --------------  ---------------

Property and equipment, net                        $   242,617      $   296,756
                                                 --------------  ---------------



         Property and equipment includes approximately $10.7 million and $17.7 million of machinery and equipment and lifts held under capital leases at July 27, 1997 and July 26, 1998, respectively. At July 27, 1997 and July 26, 1998, related accumulated amortization on property and equipment under capital leases was approximately $2.3 million and $3.5 million, respectively. Amortization expense for property and equipment under capital leases was approximately $493,000, $1.6 million and $1.9 million for 1996, 1997 and 1998, respectively. Total depreciation and amortization expense relating to all property and equipment was $6.7 million, $16.6 million and $19.9 million for 1996, 1997 and 1998, respectively.


5.       Note Receivable

         In connection with the sale of Mt. Cranmore and Waterville Valley in November 1996, the Company received a promissory note in the amount of $2.8 million. Interest on the note is charged at a rate of 12% per annum and is payable semi-annually on December 31 and June 30. The note is payable in annual installments ranging from $100,000 to $350,000 beginning in January 1997 through January 2003, with the remaining balance to be paid in June 2004. The balance of the note at July 27, 1997 and July 26, 1998 was $2.5 million and $2.4 million, respectively, and is included in other assets in the accompanying consolidated balance sheet.

6.       Demand Note, Shareholder

         In June 1996, prior to the S-K-I Acquisition, the Company delivered to the Principal Shareholder a demand note in the principal amount of $5.2 million for the amount expected to become payable by the Principal Shareholder in 1996 and 1997 for income taxes with respect to the Company's income as an S corporation through the date of the S-K-I Acquisition. The demand note is unsecured and bears interest at 5.4% per annum, the applicable federal rate in effect at the time of issuance. The amount in the accompanying consolidated balance sheet on July 26, 1998 of $1.8 million will remain payable until all related open tax years are closed.


7.       Long-Term Debt

         Long-term debt consists of (dollar amounts in thousands):

                                                                                     July 27,         July 26,
                                                                                       1997             1998

Senior Credit Facility (Note 9)                                                       $ 55,067        $  60,762

Real estate  development  note  payable  with a face value of $55,000.  The note bears interest at 10% per annum which is accrued monthly. Principal and interest on the note are payable as real estate  quartershares  are sold.  Any  remaining
principal  and  accrued   interest  are  due  in  January  2001.   The  note  is
collateralized by substantially all real estate developed for sale of GSRP.                  -           31,411

Note  payable  with a face value of $2,250.  The note bears  interest  at 9% per annum which is payable monthly beginning January 1998 for a
15-year term.  The principal is due in full in December 2012.                                -            2,250

Subordinated  debentures  issued  with an  original  face value of  $2,151.  The initial coupon rate is 6% per annum and is adjusted  annually in accordance with the agreement. Interest is payable annually in
May beginning in 1995.  The debentures mature in April 2002.                             1,777            1,844

Note payable with a face value of $1,600.  Interest is payable monthly beginning
January 1998 for a 30-year term. The interest rate is 7% per annum for the first
10 years,  8.44% per annum for the  second 10 years and 10.55% per annum for the
final 10 years. The principal is due in full in December 2027.                               -            1,600


Vermont Industrial Development Bonds, with interest rates that fluctuate between
4.03% and 4.50%.  Principal is due in varying  installments  through 1999 and is
collateralized by certain machinery, equipment and real estate.                         1,005              520


Note payable with a face value of $8,500 to finance the  acquisition of land for a hotel at the Attitash  Bear Peak resort.  The note bore  interest at a rate of
9.5% per annum. The debt was paid in full in
fiscal 1998.                                                                            4,250                -



                                                                                     July 27,         July 26,
                                                                                       1997             1998

Note  payable  with an  original  face  value of  $6,120  (a  discount  has been reflected  based on an imputed  interest  rate of 9.5%) and an interest  rate of
6.25%.  Interest  was  payable  quarterly  beginning  in June 1995.  A principal payment  of $620  was made in  November  1995 and the  remaining  principal  and
accrued   interest   outstanding  were  due  in  December  1999.  The  note  was collateralized by certain assets as defined in the loan agreement. In connection with the prepayment of this debt,  the Company  recorded an  extraordinary  loss before income tax benefit of $325 representing the unamortized original issue
discount.                                                                            $ 5,128        $      -


Note payable in the amount of $2,311.  The note bore  interest at the greater of
9% or prime  plus 1%,  which  was due in June of each  year  beginning  in 1995.
Principal  payments of $154 were due in June  beginning  in 1997 and the balance was due in June 2003.
The Company paid this debt in full in fiscal 1998 prior to its maturity.               2,158                -

Note payable with face value of $1,000 to finance the purchase of a retail store.  The note does not accrue interest.  The principal is due as follows: $300 in August 1998; $200 in August 1999;
$200 in August 2000 and $300 in August 2001.                                               -            1,000

Obligations under capital leases                                                       7,840           11,542

Other notes payable                                                                    2,856            1,761
                                                                                --------------   --------------

                                                                                      80,081          112,690
                                                                                --------------   --------------

Less: current portion                                                                 33,248           27,645
                                                                                --------------   --------------

Long-term debt, excluding current portion                                            $46,833        $  85,045

                                                                                --------------   --------------



         The carrying values of the above debt instruments approximate their respective fair values in all material respects, determined by discounting future cash flows at current market interest rates as of July 26, 1998.

         The non-current portion of long-term debt matures as follows (in thousands):

2000 ......................................................        $       6,974
2001 ......................................................               30,055
2002 ......................................................                5,169
2003 ......................................................                1,817
2004 and thereafter .......................................               43,026
Interest related to capitalized leases ....................              (1,656)
Debt discount .............................................                (340)
                                                                 ---------------

                                                                    $     85,045
                                                                 ---------------


         At July 26, 1998, the Company had letters of credit outstanding totaling $928,000.

8.       Subordinated Notes and Debentures

         On June 25, 1996, in connection with the S-K-I Acquisition, the Company issued $120.0 million of 12% Senior Subordinated Notes (the "Notes"), $39.1 million of 13.75% Subordinated Discount Notes (the "Subordinated Notes") and 39,132 shares of its common stock in a private placement. Pursuant to a registration rights agreement, the Company filed a registration statement with respect to an offer to exchange the Notes and Subordinated Notes for a new issue of notes of the Company registered under the Securities Act of 1933, with identical terms. The registration statement became effective in November 1996. The Notes and Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including all borrowings of the Company under the Senior Credit Facility. The Notes and Subordinated Notes mature July 15, 2006 and January 15, 2007, respectively, and will be redeemable at the option of the Company, in whole or in part, at any time after July 15, 2001. The Company incurred deferred financing costs totaling $7.9 million in connection with the issuance of the Notes and Subordinated Notes which are recorded as deferred financing costs, net of accumulated amortization, in the accompanying consolidated balance sheet. Amortization expense included in the accompanying consolidated statement of operations for the years ended July 28, 1996, July 27, 1997 and July 26, 1998 amounted to $58,000, $781,000 and $712,600, respectively.

         The Notes were issued with an original issue discount of $3.4 million. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 1997. Interest expense on the Notes amounted to $1.1 million in 1996 and $14.6 million in both 1997 and 1998.

         Concurrently with the Parent's Offering, the Company solicited and received the required consent from the holders of the Notes to amend the Notes indenture to permit the consummation of the Offering without requiring the Company to make a Change of Control Offer (as defined). In connection with such consent solicitation, the Company paid a customary consent payment to the consenting holders of the Notes.

         The Company entered into two noncancelable interest rate swap agreements (the "Swap Agreements") with BankBoston, N.A. ("BankBoston") with an effective date of February 9, 1998 (the "Effective Date") to manage the interest rate risk associated with the Notes. The notional amount of both Swap Agreements of $120.0 million is equal to the face value of the Notes. The first Swap Agreement matures on July 15, 2001, the date on which the related Notes first become redeemable at the option of the Company. The second Swap Agreement matures on July 15, 2006, the date on which the related Notes mature. From the Effective Date through July 15, 2001, the Swap Agreements effectively reduce the Company's cash outflow relating to the payment of interest on the Notes from 12% to 9.01%, with the Company's payment of interest to BankBoston at 9.01% of the notional amount and BankBoston's payment of interest to the Company at 12% of the notional amount. The reduction in the net cash outflow for interest had no impact on the accompanying consolidated statement of operations as the net swap receipt from BankBoston of $1.6 million for the period from the Effective Date through July 26, 1998 is included in other long-term liabilities in the accompanying consolidated balance sheet. The Company will accrue interest expense on the cumulative net swap receipt over the period of the first Swap Agreement. This other long-term liability, including accrued interest thereon, will be amortized as a credit to interest expense over the period from July 15, 2001 to July 15, 2006. Under the second Swap Agreement, which will remain in effect for the period from July 15, 2001 to July 15, 2006, the Company will make interest payments to BankBoston at 9.01% of the notional amount while BankBoston will make interest payments back to the Company at the LIBOR rate in effect at that time. Depending on the LIBOR rate in effect during the second Swap Agreement, the Company's interest rate exposure and its related impact on interest expense and net cash outflow may increase or decrease from the fixed rate under the Notes of 12%. The Company is exposed to credit loss in the event of nonperformance by the other party to the Swap Agreements; however, nonperformance is not anticipated.

         The Subordinated Notes were issued with an original issue discount of $19.0 million. Under the terms of the indenture, interest on the Subordinated Notes was not to accrue prior to July 15, 2001; thereafter, interest was to accrue at the rate of 13.75% per annum and was to be payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2002. Interest expense on the Subordinated Notes amounted to $206,000, $2.9 million and $1.4 million in 1996, 1997 and 1998, respectively. The shares of common stock issued with the Subordinated Notes represented 4% of the Company's total common stock outstanding and were valued at $976,000 as of June 28, 1996.

         On January 26, 1998, the Parent and the holders of the 4% of the outstanding shares of the Company entered into an agreement whereby the Parent issued 615,022 shares of its common stock in exchange for all of the Company 's common stock shares not owned by the Parent.

         A portion of the proceeds from the Senior Credit Facility (Note 9) were used to redeem all of the outstanding Subordinated Notes. The indenture relating to the Subordinated Notes provided for a redemption price equal to 113.75% of the carrying value of the Subordinated Notes on the redemption date. The Company recorded an extraordinary loss before any benefit for income taxes of approximately $4.3 million related to the prepayment of the Subordinated Notes and $1.0 million related to the write-off of deferred financing costs. These extraordinary losses are included in the accompanying consolidated statement of operations for the year ended July 26, 1998.

          Other subordinated debentures owed by the Company at July 26, 1998 are due as follows (in thousands):

                              Interest     Principal
    Year                      Rate            Amount

    1999                       6%            $      455
    2000                       6%                   673
    2001                       8%                   525
    2002                       8%                   549
    2003                       8%                 1,074
    2004                       8%                 1,466
    2010                       8%                 1,292
    2012                       6%                 1,155
    2013                       6%                 1,065
    2015                       6%                 1,500
    2016                       6%                 1,196
                                           ------------

                                               $ 10,950
                                           ------------





9.       Senior Credit Facility

         In connection with the Parent's Offering, the Company entered into a new credit facility (the "East Facility") with BankBoston on November 12, 1997 and repaid the indebtedness under the Company's then existing credit facility (the "Old Credit Facility"). In connection with the repayment of the Old Credit Facility, the Company wrote-off deferred financing costs of $1.2 million and incurred prepayment penalties of $433,000. These amounts are included in the total extraordinary loss in the accompanying consolidated statement of operations. On November 13, 1997, BankBoston, as agent, syndicated the East Facility to a group of participating lenders (the "Banks").

         Under the terms of the East Facility, the Company is able to borrow up to $65.0 million which consists of a six-year revolving credit facility in the amount of $35.0 million and an eight-year term facility in the amount of $30.0 million.

         The revolving facility is subject to an annual requirement to reduce the outstanding debt to a balance of not more than $10.0 million for a period of 30 days. The maximum availability under the revolving facility will be reduced over the term of the East Facility by certain prescribed amounts. The term facility amortizes at a rate of approximately 1.0% of the principal amount for the first six years with the remaining portion of the principal due in two substantially equal installments in years seven and eight. Beginning July 1999, the East Facility requires mandatory prepayment of 50% of excess cash flows during any period in which the ratio of the Company's total senior debt to earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce the revolving facility commitment below $35.0 million. The East Facility contains affirmative negative and financial covenants including maintenance of debt to EBITDA, minimum net worth, EBITDA to interest expense, and cash flow to debt service financial ratios.

          At July 26, 1998, the revolving portion of the East Facility had outstanding borrowings of $28.0 million under LIBOR contracts which bear interest at rates ranging from 8.09% to 8.48% per annum. At July 26, 1998, the East Facility had outstanding borrowings of $1.0 million in Money Market accounts which bear interest at rates ranging from 8.06% to 8.47%. The balance of the borrowings outstanding at year end of $537,000 bear interest at the greater of BankBoston's base rate or the Federal Funds Rate plus 1% per annum. At July 26, 1998, the LIBOR, Money Market and Base rates were 8.16%, 8.06% and 9.5%, respectively. At July 26, 1998, the term portion of the East Facility had outstanding borrowings of $30.0 million which bear interest at rates ranging from 8.59% to 8.98%. Both the revolving and term portions of the East Facility accrue interest daily and pay interest quarterly, in arrears, commencing January 31, 1998. At July 26, 1998, interest accrued for the East Facility was $1.2 million. The East Facility is collateralized by substantially all the assets of the Company, except for the assets of the real estate development subsidiary, which is not a borrower under the East Facility.

         In November 1997, the Company paid financing fees with respect to the East Facility of 1.75% of the total commitment, or $1.3 million. The Company has capitalized these fees and certain other debt related costs and is amortizing them over the term of the East Facility. Total unamortized financing fees relating to the East Facility recorded in deferred financing costs in the accompanying consolidated balance sheet were $1.3 million at July 26, 1998.

10.      Guarantors of Debt

          The 12% Senior Subordinated Notes due 2006 are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception of Ski Insurance, Killington West, Ltd., Mountain Water Company, Uplands Water Company, and Club Sugarbush, Inc., (the non-guarantors). The guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantees are full, unconditional, and joint and several. Certain 1997 data has been reclassified to conform with the fiscal 1998 presentation. The guarantor information for the years ended July 26, 1998 and July 27, 1997, is as follows:


    Statement of Operations for the year ended July 26, 1998 (in thousands)


                                                          ASC East       Guarantor         Non-       Elimination    Consolidated
                                                                       Subsidiaries     Guarantor       Entries        ASC East
                                                                                       Subsidiaries

Net revenues:
   Resort ..........................................     $     2,771     $   176,455    $     1,777    $   (1,621)      $   179,382
   Real estate .....................................               -          60,782              -              -           60,782
                                                        ------------- --------------- -------------- -------------- ----------------

      Total net revenues ...........................           2,771         237,237          1,777        (1,621)          240,164
                                                        ------------- --------------- -------------- -------------- ----------------

Operating expenses:
   Resort ..........................................             717         119,010            822        (1,621)          118,928
   Real estate .....................................               -          42,430              -              -           42,430
   Marketing, general and administrative ...........           3,138          22,230             32              -           25,400
   Stock compensation charge .......................           3,271               -              -              -            3,271
   Depreciation and amortization ...................           1,463          19,916             60              -           21,439
                                                        ------------- --------------- -------------- -------------- ----------------

      Total operating expenses .....................           8,589         203,586            914        (1,621)          211,468
                                                        ------------- --------------- -------------- -------------- ----------------

Income (loss) from operations ......................         (5,818)          33,651            863              -           28,696
                                                        ------------- --------------- -------------- -------------- ----------------

Other expenses:
   Commitment fee ..................................               -               -              -              -                -
   Interest expense ................................          16,971           9,320           (18)              -           26,273
                                                        ------------- --------------- -------------- -------------- ----------------

Income (loss) before provision (benefit) for income
  taxes and minority interest in loss of subsidiary         (22,789)          24,331            881              -            2,423

Provision (benefit) for income taxes ...............         (6,662)           7,239            466              -            1,043
Minority interest in loss of subsidiary ............               -               -              -              -                -
                                                        ------------- --------------- -------------- -------------- ----------------

Income (loss) from continuing operations ...........        (16,127)          17,092            415              -            1,380
                                                        ------------- --------------- -------------- -------------- ----------------

Extraordinary loss, net of income tax benefit ......           4,266             198              -              -            4,464
                                                        ------------- --------------- -------------- -------------- ----------------

  Net loss .........................................    $  (20,393)      $    16,894     $      415     $        -       $  (3,084)
                                                        ------------  --------------- -------------- -------------- ----------------

Balance Sheet at July 26, 1998
(in thousands)


                                                              ASC East       Guarantor    Non Guarantor  Elimination   Consolidated
                                                                            Subsidiaries   Subsidiaries    Entries       ASC East
Assets
Current assets
  Cash and cash equivalents ...........................      $     179      $   2,994    $      984     $        -     $    4,157
  Restricted cash .....................................              -          1,745            24              -          1,769
  Accounts receivable .................................            689         10,526         1,690        (5,767)          7,138
  Inventory ...........................................          1,562          8,664             -              -         10,226
  Prepaid expenses ....................................              -          1,705             -              -          1,705
  Deferred financing costs ............................            875              -             -              -            875
  Deferred income taxes ...............................              -          1,289             -              -          1,289
  Investment in subsidiaries ..........................        146,252        117,698             -      (263,950)              -
                                                         -------------- -------------- -------------  ------------- --------------

    Total current assets ..............................        149,557        144,621         2,698      (269,717)         27,159

Property and equipment, net ...........................             50        295,994           712              -        296,756
Real estate developed for sale ........................              -         38,023             -              -         38,023
Goodwill ..............................................         17,513          2,189             -              -         19,702
Intangible assets .....................................              -          2,050             -              -          2,050
Deferred financing costs ..............................          5,768              -             -              -          5,768
Long-term investments .................................              -              -         2,202              -          2,202
Other assets ..........................................              -          4,691             -              -          4,691
Due from affiliate ....................................              -              -             -              -              -
                                                         -------------- -------------- -------------  ------------- --------------

    Total assets ......................................   $    172,888   $    487,568             $    $ (269,717)   $    396,351
                                                                                              5,612
                                                         -------------- -------------- -------------  ------------- --------------

   Liabilities and Shareholders' Equity
Current liabilities
  Current portion of long-term debt ...................   $     21,062   $      8,546    $        -   $    (1,963)   $     27,645
  Current portion of subordinated notes and debentures               -            455             -              -            455
  Accounts payable and other current liabilities ......          1,502         25,800           515        (1,260)         26,557
  Deposits and deferred revenue .......................            521          3,039            14              -          3,574
  Demand note, Principal Shareholder ..................              -          1,846             -              -          1,846
  Due to affiliates ...................................       (55,540)         72,779         (107)              -         17,132
                                                         -------------- -------------- -------------  ------------- --------------

    Total current liabilities .........................       (32,455)        112,465           422        (3,223)         77,209

  Long-term debt, excluding current portion ...........         39,700         47,841            48        (2,544)         85,045
  Subordinated notes and debentures, excluding current
  portion .............................................        117,002         10,495             -              -        127,497
  Other long-term liabilities .........................          1,715          2,366         3,232              -          7,313
  Deferred income taxes ...............................        (8,187)         35,615         (555)              -         26,873
                                                         -------------- -------------- -------------  ------------- --------------

    Total liabilities .................................        117,775        208,782         3,147        (5,767)        323,937


Shareholders' Equity
Common stock, par value of $.01 per share;
  1,000,000 shares authorized; 978,300 issued and
  outstanding .........................................             10            181             2          (183)             10
Additional paid-in capital ............................         63,136        228,158         1,651      (229,809)         63,136
Retained earnings .....................................        (8,033)         50,447           812       (33,958)          9,268
                                                         -------------- -------------- -------------  ------------- --------------

    Total shareholders' equity ........................         55,113        278,786         2,465      (263,950)         72,414
                                                         -------------- -------------- -------------  ------------- --------------

    Total liabilities and shareholders' equity ........   $    172,888   $    487,568    $    5,612    $ (269,717)   $    396,351
                                                         -------------- -------------- -------------  ------------- --------------

Statement of Cash Flows for the year ended July 26, 1998
(in thousands)

                                                              ASC East      Guarantor   Non- Guarantor   Elimination   Consolidated
                                                                          Subsidiaries   Subsidiaries      Entries       ASC East

Net loss ................................................... $ (20,393)      $  16,893      $     416     $       -        $ (3,084)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Depreciation and amortization ...........................      1,463         19,916             60             -           21,439
   Amortization of discount on subordinated notes and
   debentures and other liabilities ........................      1,425             95              -             -            1,520
   Deferred income taxes ...................................        430        (2,503)            119             -          (1,954)
   Stock compensation charge ...............................      3,271              -              -             -            3,271
   Extraordinary loss on write-off of deferred financing
   costs ...................................................      2,232              -              -             -            2,232
   Gain on sale of assets ..................................          -          (323)              -             -            (323)
   Decrease (increase) in assets:
     Restricted cash and investments held in escrow ........          -          1,060           (17)             -            1,043
     Accounts receivable ...................................      (548)        (6,692)          (604)         4,507          (3,337)
     Inventory .............................................    (1,278)        (1,666)              -             -          (2,944)
     Prepaid expenses ......................................        365          (491)              -             -            (126)
     Real estate developed for sale ........................          -       (14,483)              -             -         (14,483)
     Other assets ..........................................        250          (140)              -             -              110
     Due to/from affiliate .................................    (3,461)         19,772          (141)             -           16,170
   Increase (decrease) in liabilities:
     Accounts payable and other current liabilities ........      (687)          1,373            133             -              819
     Deposits and deferred revenue .........................       (16)          (788)            (1)             -            (805)
     Other long-term liabilities ...........................      1,223            126          (968)             -              381
                                                             -----------  ------------- --------------  ------------  --------------

   Net cash provided by operating activities ...............   (15,724)         32,149        (1,003)         4,507           19,929
                                                             -----------  ------------- --------------  ------------  --------------

Long-term investments ......................................          -              -          1,305             -            1,305
Capital expenditures .......................................      1,278       (60,923)              -       (4,507)         (64,152)
Proceeds from sale of property and equipment ...............          -            569            163             -              732
Cash payments on note receivable ...........................          -            100              -             -              100
                                                             -----------  ------------- --------------  ------------  --------------

   Net cash used in investing activities ...................      1,278       (60,254)          1,468       (4,507)         (62,015)
                                                             -----------  ------------- --------------  ------------  --------------

Net proceeds from (repayment of) Old Credit Facility .......   (59,623)              -              -             -         (59,623)
Net borrowings under New Credit Facility ...................     30,332              -              -             -           30,332
Proceeds from (repayment of) subordinated notes and
debentures, net of investments held in escrow ..............   (23,223)              -              -             -         (23,223)
Deferred financing costs ...................................    (1,495)              -              -             -          (1,495)
Proceeds from (repayment of) long-term debt ................     34,986         14,107           (18)             -           49,075
Payments on demand note, Principal Shareholder .............          -           (87)              -             -             (87)
Capital contribution .......................................     33,630         15,000              -             -           48,630
                                                             -----------  ------------- --------------  ------------  --------------

   Net cash provided by financing activities ...............     14,607         29,020           (18)             -           43,609
                                                             -----------  ------------- --------------  ------------  --------------

   Net increase (decrease) in cash and cash equivalents ....        161            915            447             -            1,523

   Cash and cash equivalents, beginning of year                     18          2,079            537             -            2,634
                                                             -----------  ------------- --------------  ------------  --------------
   Cash and cash equivalents, end of year                   $      179     $    2,994     $      984    $        -        $   4,157
                                                             -----------  ------------- --------------  ------------  --------------

Statement of Operations for the year ended July 27, 1997
(in thousands)


                                                           ASC East        Guarantor         Non-       Eliminating    Consolidated
                                                                         Subsidiaries     Guarantor       Entries        ASC East
                                                                                         Subsidiaries
Net revenues:

   Resort                                                    $     644   $     165,328    $    2,514    $    (1,668)   $     166,818
   Real Estate                                                       -           8,468             -               -           8,468
                                                        --------------- --------------- -------------  -------------- --------------

      Total net revenues                                           644         173,796         2,514         (1,668)         175,286
                                                        --------------- --------------- -------------  -------------- --------------

Operating expenses:
   Resort                                                          618         108,496         2,293         (1,668)         109,739
   Real estate                                                       -           6,813             -               -           6,813
   Marketing, general and administrative                         5,740          20,260           126               -          26,126
   Depreciation and amortization                                 1,359          16,915            19               -          18,293
                                                        --------------- --------------- -------------  -------------- --------------

      Total operating expenses                                   7,717         152,484         2,438         (1,668)         160,971
                                                        --------------- --------------- -------------  -------------- --------------

Income (loss) from operations                                  (7,073)          21,312            76               -          14,315
                                                        --------------- --------------- -------------  -------------- --------------

Other expenses:
   Commitment fee                                                    -               -             -               -               -
   Interest expense                                             15,790          10,324       (2,407)               -          23,707
                                                        --------------- --------------- -------------  -------------- --------------

Income (loss) before provision (benefit) for income
  taxes and minority interest in loss of subsidiary           (22,863)          10,988         2,483               -         (9,392)

Provision (benefit) for income taxes                           (8,850)           4,282           955               -         (3,613)
Minority interest in loss of subsidiary                              -               -             -               -               -
                                                        --------------- --------------- -------------  -------------- --------------

Net loss                                               $      (14,013)      $    6,706    $    1,528      $        -      $  (5,779)
                                                       ---------------- --------------- ------------- --------------- --------------


Balance Sheet at July 27, 1997
(in thousands)

                                                             ASC East      Guarantor         Non       Eliminating   Consolidated
                                                                          Subsidiaries    Guarantor      Entries       ASC East
                                                                                        Subsidiaries
Assets
Current assets
  Cash and cash equivalents                                  $      18       $  2,079    $       537      $      -      $    2,634
  Restricted cash                                                     -         2,805              7             -           2,812
  Accounts receivable                                               141         3,570          1,041         (951)           3,801
  Inventory                                                         284         6,998              -             -           7,282
  Prepaid expenses                                                  366         1,169             44             -           1,579
  Deferred financing costs                                        1,338             -              -             -           1,338
  Deferred tax assets                                                 -           422              -             -             422
  Investment in subsidiaries                                    120,118       138,800              -     (258,918)               -
                                                           ------------- -------------  ------------- -------------  --------------

    Total current assets                                        122,265       155,843          1,629     (259,869)          19,868

Property and equipment, net                                       1,328       240,501            788             -         242,617
Real estate developed for sale                                        -        23,540              -             -          23,540
Goodwill                                                         10,664             -              -              -         10,664
Intangible assets                                                     -             -              -             -               -
Deferred financing costs                                          6,996             -              -             -           6,996
Long-term investments                                                 -             -          3,507             -           3,507
Other assets                                                        349         4,649              -             -           4,998
Due from affiliate                                               54,928        77,669         30,935     (162,272)           1,260
                                                           ------------- -------------  ------------- -------------  --------------

    Total assets                                             $  196,530      $502,202    $    36,859    $(422,141)     $   313,450
                                                           ============= =============  ============= =============  ==============

Liabilities and Shareholders' Equity
Current liabilities
  Current portion of long-term debt                          $   25,067      $  9,019    $       113    $    (951)     $    33,248
  Accounts payable and other current liabilities                  2,198        23,208            340           (8)          25,738
  Deposits and deferred revenue                                     537         3,810             32             -           4,379
  Demand note, Principal Shareholder                                  -         1,933              -             -           1,933
  Due to affiliates                                                 250       162,109           (87)     (162,272)               -
                                                           ------------- -------------  ------------- -------------  --------------
    Total current liabilities                                    28,052       200,079            398     (163,231)          65,298

  Long-term debt, excluding current portion                      30,000        16,767             66             -          46,833
  Subordinated notes and debentures, excluding current          138,799        10,950              -             -         149,749
  portion
  Other long-term liabilities                                       492         2,241          4,199             -           6,932
  Deferred income taxes                                         (8,703)        37,119             98             -          28,514
                                                           ------------- -------------  ------------- -------------  --------------

    Total liabilities                                           188,640       267,156          4,761     (163,231)         297,326

Shareholders' Equity
Common stock, par value of $.01 per share;
  1,000,000 shares authorized; 978,300 issued and                    10           181              2         (183)              10
outstanding
Additional paid-in capital                                        3,762       209,876         30,383     (240,259)           3,762
Retained earnings                                                 4,118        24,989          1,713      (18,468)          12,352
                                                           ------------- -------------  ------------- -------------  --------------

    Total shareholders' equity                                    7,890       235,046         32,098     (258,910)          16,124
                                                           ------------- -------------  ------------- -------------  --------------

    Total liabilities and shareholders' equity                $ 196,530     $ 502,202       $ 36,859   $ (422,141)     $   313,450
                                                           ============= =============  ============= =============  ==============


Statement of Cash Flows for the year ended July 27, 1997
(in thousands)


                                                                 ASC East      Guarantor       Non-      Eliminating  Consolidated
                                                                             Subsidiaries   Guarantor      Entries      ASC East
                                                                                           Subsidiaries


Net loss                                                          $(14,013)    $   6,706     $   1,528     $       -   $   (5,779)

Adjustments to reconcile net loss to net cash provided
 by operating activities:
   Depreciation and amortization                                      1,359       16,915            19             -        18,293
   Amortization of discount on subordinated notes and
   debentures and other liabilities                                   2,957          343             -             -         3,300
   Deferred income taxes                                            (8,850)        4,499         1,019             -       (3,332)
   Decrease (increase) in assets:
     Restricted cash and investments held in escrow                  14,497      (1,903)           (7)             -        12,587
     Accounts receivable                                              (141)      (1,167)         (986)           951       (1,343)
     Inventory                                                        (284)      (1,988)            15             -       (2,257)
     Prepaid expenses                                                 (366)        2,720         (562)             -         1,792
     Real estate developed for sale                                       -     (21,976)             -             -      (21,976)
     Other assets                                                     (349)          270           607             -           528
     Investment in subsidiaries                                           -          411         (411)             -             -
     Due to/from affiliate                                          (6,657)        7,805       (2,408)             -       (1,260)
   Increase (decrease) in liabilities:                                                                                           -
     Accounts payable and other current liabilities                     399        7,392          (46)         (951)         6,794
     Deposits and deferred revenue                                      537        1,055         (754)             -           838
     Other long-term liabilities                                          -      (1,709)         (561)             -       (2,270)
                                                                ------------ ------------  ------------ ------------- -------------

   Net cash provided by operating activities                       (10,911)       19,373       (2,547)             -         5,915
                                                                ------------ ------------  ------------ ------------- -------------

Payments for purchase of business                                   (2,000)      (3,359)             -             -       (5,359)
Long-term investments                                                     -            -           836             -           836
Capital expenditures                                                (1,367)     (20,272)             1             -      (21,638)
Proceeds from sale of property and equipment                              -        2,301           325             -         2,626
Cash payments on note receivable                                          -          250             -             -           250
Proceeds from sale of business                                            -       14,408             -             -        14,408
Other                                                                     -      (1,964)             -             -       (1,964)
                                                                ------------ ------------  ------------ ------------- -------------

   Net cash used in investing activities                            (3,367)      (8,636)         1,162             -      (10,841)
                                                                ------------ ------------  ------------ ------------- -------------


Net proceeds from senior credit facility                             14,766            -             -             -        14,766
Deferred financing costs                                              (470)            -             -             -         (470)
Proceeds from long-term debt                                              -        4,692           636             -         5,328
Payments of long-term debt                                                -     (11,962)          (20)             -      (11,982)
Payments on demand note, Principal Shareholder                            -      (3,267)             -             -       (3,267)
                                                                ------------ ------------  ------------ ------------- -------------

   Net cash provided by financing activities                         14,296     (10,537)           616             -         4,375
                                                                ------------ ------------  ------------ ------------- -------------

   Net increase (decrease) in cash and cash equivalents                  18          200         (769)             -         (551)

   Cash and cash equivalents, beginning of year                           -        1,879         1,306             -         3,185
                                                                ------------ ------------  ------------ ------------- -------------

   Cash and cash equivalents, end of year                         $      18    $   2,079     $     537     $       -     $   2,634
                                                                ------------ ------------  ------------ ------------- -------------


          The guarantor-related information for the year ended July 28, 1996 represents Non-Guarantor information as the Non-Guarantors were inconsequential. The guarantor information for the year ended July 28, 1996 is as follows:


                                        Non-Guarantor
                                            As of
                                        July 28, 1996
                                        -------------


          Current assets                $1,380,000
          Non-current assets             7,200,000
                                         ---------
          Total Assets                  $8,580,000
                                         =========
          Current liabilities           $1,226,000
          Non-current liabilities        4,847,000
                                         ---------
          Total liabilities             $6,073,000
                                         =========

                                        Non-Guarantor
                                      For the Year Ended
                                        July 28, 1996
                                       ----------------

          Revenues                         280,000
          Cost of Sales                    147,000
                                         ---------
          Operating Income              $  133,000
          Net Income                    $   67,300
                                         =========

          The summarized information shown above for the Non-Guarantors as of July 28, 1996 and for the year then ended gives effect to the acquisition of the Non-Guarantors of S-K-I, which were acquired by the Company on June 28, 1996.

11.      Income Taxes

         Prior to the formation of the Company's Parent in May of 1997, ASC East and its subsidiaries filed separate income tax returns. Effective for the year ended July 27, 1997, the Company joined in the filing of consolidated federal and state tax returns with the Parent and its subsidiaries. Income tax expense or benefit for the year is determined for each subsidiary of the Parent as if it had filed a separate federal and state income tax return. An amount payable to, or receivable from, the Parent is determined based on the tax expense or tax benefit determined in each subsidiary's separate income tax return calculation. The Company had a net amount due from the Parent of $0 and $1.2 million at July 27, 1997 and July 26, 1998, respectively, related to tax losses generated by ASC East and its subsidiaries and used to increase the taxable loss of the Parent and its subsidiaries. The amount due at July 26, 1998 is included in due to affiliates in the accompanying consolidated balance sheet.

         Prior to June 28, 1996, certain companies that comprised the Company (the "S Corporations") had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended. Accordingly, no income tax provision or liability has been made for these companies for the period July 31, 1995 to June 26, 1996. For federal and state income tax purposes, taxable income, losses, and tax credits were passed through to the Principal Shareholder, who was individually responsible for reporting his share of such items. The Company distributed to the Principal Shareholder amounts sufficient to pay his personal income taxes based on the S Corporations' earnings.

         In conjunction with the S-K-I Acquisition, the S Corporations changed from S Corporation status to C Corporation status (the "Conversion"). As a result, the income or loss of the former S Corporations subsequent to June 28, 1996 will be subject to corporate income tax. The income tax provisions described below include the income taxes related to the former S Corporations since June 29, 1996. At the time of the Conversion, a net deferred tax liability of $5.6 million was recorded through the income tax provision. This deferred tax liability was primarily comprised of the tax effect of the cumulative book and tax basis differences of property and equipment at the time of the Conversion.

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

          The provision (benefit) for income taxes charged to continuing operations was as follows (in thousands):

                                                                              Year ended
                                                            -------------------------------------------
                                                               July 28,       July 27,       July 26,
                                                                 1996           1997           1998

Current tax provision
   Federal ............................................      $          -   $          -   $          -
   State ..............................................                 -              -              -
                                                             -------------  -------------  -------------
                                                                        -              -              -
                                                             -------------  -------------  -------------

Deferred tax provision (benefit)
   Federal ............................................           (1,330)        (2,815)          1,131
   State ..............................................             (316)          (798)           (88)
                                                             -------------  -------------  -------------

                                                                  (1,646)        (3,613)          1,043
                                                             -------------  -------------  -------------

Change in tax status from S Corporation
  to C Corporation ....................................             5,552              -              -
                                                             -------------  -------------  -------------

Total provision (benefit) .............................       $     3,906    $   (3,613)    $     1,043
                                                             -------------  -------------  -------------


          Deferred tax liabilities (assets) are comprised of the following at July 27, 1997 and July 26, 1998 (in thousands):

                                                                           July 27,         July 26,
                                                                             1997             1998

Property and equipment basis differential .......................         $     40,040     $     40,855
Other ...........................................................                  907              890
                                                                        ---------------  ---------------

Gross deferred tax liabilities ..................................               40,947           41,745
                                                                        ---------------  ---------------

Tax loss and credit carryforwards ...............................             (16,766)         (13,514)
Capitalized cost ................................................                (543)            (935)
Stock compensation charge .......................................                    -            1,149
Original issue discount on Subordinated Notes ...................              (1,212)                -
Reserves and accruals ...........................................              (1,361)          (1,377)
Other ...........................................................                (228)          (1,274)
                                                                        ---------------  ---------------

Gross deferred tax assets .......................................             (20,110)         (18,244)

Valuation allowance .............................................                7,255            2,083
                                                                        ---------------  ---------------

                                                                          $     28,092     $     25,584
                                                                        ---------------  ---------------


         The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate of 35% to income (loss) before provision (benefit) for income taxes and minority interest in loss of subsidiary as a result of the following differences (in thousands):

                                                                              Year ended
                                                                   ----------------------------------------
                                                                    July 28,      July 27,      July 26,
                                                                      1996          1997          1998

Income tax provision (benefit) at the statutory U.S. tax rates ..  $       546   $   (3,271)   $       848
Increase (decrease) in rates resulting from:
   Change in tax status from S Corporation to C Corporation .....        5,552             -             -
   Income from S Corporations not taxable for corporate
     income tax purposes ........................................      (2,371)             -             -
   State taxes, net .............................................            -         (798)          (88)
   Change in valuation allowance ................................            -            71             -
   Stock compensation charge ....................................            -             -           238
   Nondeductible items ..........................................           41           243           307
   Other ........................................................          138           142         (262)
                                                                   ------------  ------------  ------------

Income tax provision (benefit) at the effective tax rates .......  $     3,906   $   (3,613)   $     1,043

                                                                   ------------  ------------  ------------

         At July 26, 1998, the Company has federal net operating loss ("NOL") carryforwards of approximately $28.5 million which expire in varying amounts through the year 2013. Internal Revenue Code Section 382 limits the amount of net operating loss carryforwards incurred before a change in ownership, as defined, that can be used annually against income generated after the change in ownership. As a result of the Parent's Offering in November 1997, the Company experienced a change in ownership. The Parent's consolidated tax group's overall annual limitation under Section 382 is approximately $15.0 million. In addition, certain subsidiaries have separate pre-change losses which are subject to lower annual limitations as a result of previous changes in ownership. Subsequent changes in ownership could further affect the limitations in future years.

         In addition to the limitations under Section 382, approximately $11.4 million of the federal NOL carryovers are from the separate return years, as defined in the regulations of the Internal Revenue Code, of certain subsidiaries (or sub-groups), and may only be used to offset each subsidiary's (or sub-group) contribution to consolidated taxable income in future years.

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes that the valuation allowance of $2.1 million at July 26, 1998 is appropriate because, due to the change of ownership and resulting annual limitations, the Company will not be able to use all the potential tax benefits from existing NOLs and investment tax credits as of July 26, 1998.

         The Parent, as the common agent for the consolidated group, has elected to treat a substantial portion of the loss carryforwards acquired in the acquisition of Sugarloaf as expiring immediately prior to its purchase of Sugarloaf. Due to the limitations on loss carryforwards discussed above, the Company did not expect to utilize any of the tax benefits associated with these loss carryforwards and a full valuation allowance was established. In computing the deferred tax liabilities (assets) as of July 26, 1998, both the asset related to the loss carryforward and the corresponding valuation allowance have been eliminated. The election was made to avoid a reduction in the tax basis of Sugarloaf's stock when the loss carryforwards expire.


12.      Related Party Transactions

          In fiscal 1998, the Company's Parent incurred certain common expenses that were allocable to ASC East, including stock compensation, marketing, management information systems and other overhead related costs. The total allocation of these costs charged to the Company of $4.3 million for the year ended July 26, 1998 is included in the stock compensation charge and marketing, general and administrative components in the accompanying statement of operations. The allocation of the stock compensation charge is based on management's analysis of the actual time spent by such employees on ASC East-related activities during the period. The marketing, management information systems and other overhead related cost were allocated to the Company based on the estimate of amounts benefiting ASC East. It is management's opinion that the methods used to allocate the stock compensation charge and other common costs are reasonable.

         The Principal Shareholder's wife is employed by the Company as director of retail purchasing and is actively involved in the Company's retail sales activities. During fiscal 1996, 1997 and 1998, the Principal Shareholder's wife received total compensation of $55,000, $52,000 and $52,000, respectively. During the first quarter of fiscal 1998, the Parent granted the Principal Shareholder's wife fully vested options to purchase up to 20,060 shares of Common Stock at a price of $2.00 per share.

         Western Maine Leasing Co., a corporation wholly-owned by the Principal Shareholder, leases heavy equipment to the Company under short-term leases. In fiscal 1996, 1997 and 1998, payments under such leases totaled $37,000, $24,000 and $17,000, respectively.

         The Company provides lodging management services for Ski Dorm, Inc. ("Ski Dorm"), a corporation owned by the Principal Shareholder and his mother, which owns a ski dorm located near the Sunday River resort. During fiscal 1996, 1997 and 1998, payments by Ski Dorm to the Company totaled $90,000, $258,000 and $2,000, respectively. In addition, Ski Dorm issued to the Company a promissory note in 1995 with a principal amount of $265,000, of which $250,000 was outstanding at July 26, 1998. This note is secured by a mortgage on real estate and related improvements owned by Ski Dorm. Interest on the note is charged at the prime rate plus 1 1/2% and principal and any accrued interest are due in December 1999.


13.      Commitments, Lease Contingencies and Contingent Liabilities

         The Company leases certain land and facilities used in the operations of its resorts under several operating lease arrangements. These lease arrangements expire at various times from the year 2010 through the year 2060. Lease payments are generally based on a percentage of revenues. Total rent expense under these operating leases as recorded in resort operating expenses in the accompanying consolidated statement of operations for 1996, 1997 and 1998 was $744,000, $2.2 million and $933,000, respectively.

         Significant portions of the land underlying certain of the Company's ski resorts are leased or subleased by the Company or used pursuant to renewable permits or licenses. If any such lease, sublease, permit or license were to be terminated or not renewed upon expiration, or renewed on terms materially less favorable to the Company, the Company's ability to possess and use the land subject thereto and any improvements thereon would be adversely affected, perhaps making it impossible for the Company to operate the affected resort. A substantial portion of the land constituting skiable terrain at Attitash Bear Peak, Sugarbush and Mount Snow/Haystack is located on federal land that is used under the terms of the permits with the United States Forest Service (the "Forest Service"). Generally, under the terms of such permits, the Forest Service has the right to review and comment on the location, design and construction of improvements in the permit area and on many operational matters. The permits can be terminated or modified by the Forest Service to serve the public interest. A termination or modification of any of the Company's permits could have a material adverse effect on the results of operations of the Company. The Company does not anticipate any limitations, modifications, or non-renewals which would adversely affect the Company's operations.

         In addition to the leases described above, the Company is committed under several operating and capital leases for various facilities, machinery and equipment. Rent expense under all operating leases was $994,000, $4.2 million and $4.6 million for the years ended 1996, 1997 and 1998, respectively.

13.      Commitments, Lease Contingencies and Contingent Liabilities (continued)

         Future minimum lease payments for lease obligations at July 26, 1998 are as follows (in thousands):

                                     Capital         Operating
                                     leases           leases

1999                               $   3,652        $   9,484
2000                                   3,523            8,783
2001                                   2,998            3,170
2002                                   2,239              882
2003 and thereafter                    1,679            2,214
                                  --------------   --------------

   Total payments                     14,091     $     24,533
                                  --------------

   Less interest                                        2,549
                                                   --------------

   Present value of net minimum payments               11,542

   Less current portion                                 4,516
                                                   --------------

   Long-term obligations                            $   7,026
                                                   --------------


          In the fourth quarter of fiscal 1998, the Company and its Parent began construction on two hotel projects at The Canyons and one at Steamboat. Total construction costs under these three projects are estimated to be $190.0 million. Two of these hotel projects are being financed through a $145.0 million construction loan facility with TFC Textron and a $30.0 million bridge financing arrangement (See Note
          18). The Company expects to finance substantially all of the third hotel project through an additional construction loan facility with the balance financed under a bridge loan arrangement. The Company anticipates repaying the bridge loans with the proceeds from an $85.0 million subordinated debt, private placement financing arrangement
          ("Private Placement Financing") which the Company is currently pursuing. In the event the Company is unable to obtain the Private
          Placement Financing, the Company will seek alternative financing or reduce its future real estate development, and will be required to refinance the bridge loans.

          On July 22, 1998, the Company and its Parent entered into an agreement with Marriott Ownership Resorts, Inc. ("Marriott") for the future sale of land parcels at the Company's Killington, Sunday River, The Canyons, Steamboat and Heavenly resorts (the "Marriott Agreement"). Under the Marriott Agreement, Marriott intends to develop luxury vacation ownership properties at each of the five aforementioned properties. In accordance with the Marriott Agreement, the Company has granted to Marriott certain development and marketing rights at the related resorts. In return, the Company will receive proceeds for the sale of the land parcels and will receive a percentage of the Marriott sales of the luxury vacation ownership properties. The land parcels to be sold had not been identified as of July 26, 1998. Prior to year end, the Company received a cash deposit of $1.6 million from Marriott relating to the future land sales. The deposit is recorded as deposits and deferred revenue in the accompanying consolidated balance sheet at July 26, 1998.

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

15.      Business Segment Information

          The Company currently operates in two business segments, Resorts and Real Estate. Data by segment is as follows:

                                                               Year ended
                                                July 28,       July 27,        July 26,
                                                  1996           1997            1998
Net revenues:
   Resorts ...............................      $    63,489     $  166,818     $  179,382
   Real estate ...........................            9,933          8,468         60,782
                                              -------------- --------------  -------------

                                                $    73,422     $  175,286     $  240,164
                                              -------------- --------------  -------------

Income from operations:
   Resorts ...............................      $     3,680    $    19,642    $    16,051
   Real estate ...........................            4,089          1,655         18,352
   Corporate .............................             (62)        (6,982)        (5,707)
                                              -------------- --------------  -------------

                                                $     7,707    $    14,315    $    28,696
                                              -------------- --------------  -------------

Depreciation and amortization:
   Resorts ...............................      $     6,678    $    16,973    $    19,561
   Real estate ...........................                -              -            385
   Corporate .............................              105          1,320          1,493
                                              -------------- --------------  -------------

                                                $     6,783    $    18,293    $    21,439
                                              -------------- --------------  -------------

Capital expenditures:
   Resorts ...............................      $    25,054    $    21,638    $    64,152
   Real estate ...........................            3,321         28,789         56,913
                                              -------------- --------------  -------------

                                                $    28,375    $    50,427     $  121,065
                                              -------------- --------------  -------------

Identifiable assets:
   Resorts ...............................                      $  262,623     $  273,081
   Real estate ...........................                          30,249         96,908
   Corporate .............................                          20,156         25,073
                                                             --------------  -------------

                                                                $  313,028     $  395,062
                                                             --------------  -------------



16.      Quarterly Financial Information (Unaudited)

          Following is a summary of unaudited quarterly information (amounts in thousands, except per share amounts):

                                                       First        Second        Third        Fourth
                                                      Quarter       Quarter      Quarter       Quarter
Year ended July 27, 1997:

Net sales                                              $ 13,297      $ 61,158     $ 89,275      $ 11,556
Income (loss) from operations ......................    (9,088)         6,175       27,027       (9,799)
Income (loss) from continuing operations ...........   (10,293)           383       13,079       (8,948)
Net income (loss) ..................................   (10,293)           383       13,079       (8,948)

Basic and diluted earnings (loss) per share:
   Net income (loss) ...............................    (10.52)          0.39                     (9.15)
                                                                                     13.37

Year ended July 26, 1998:

Net sales ..........................................     14,465        78,739      123,684        23,276
Income (loss) from operations ......................   (15,254)        13,907       37,428       (7,385)
Extraordinary loss, net of income tax benefits .....          -         4,464            -             -
Income (loss) from continuing operations ...........   (13,528)         4,497       19,313       (8,902)
Net income (loss) ..................................   (13,528)            33       19,313       (8,902)

Basic and diluted earnings (loss) per share:
  Continuing operations ............................    (13.83)          4.59        19.75        (9.10)
  Extraordinary loss ...............................          -        (4.56)            -             -
  Net income (loss) ................................    (13.83)          0.03        19.75        (9.10)


17.      Subsequent Event (Unaudited)

         Real Estate Development Financing

         On September 25, 1998, Grand Summit Resort Properties ("GSRP") entered into a $145 million construction loan facility with TFC Textron (the "Textron Facility). The Textron Facility bears interest at the rate of prime plus 1.5% per annum, payable monthly in arrears, subject to a 9.25% floor, and matures on September 24, 2002. The principal is payable based on 80% of the net proceeds from the sales of GSRP quartershare units at the time of each closing. The Textron Facility is secured by mortgages against the project sites and is subject to customary covenants, representations and warranties for this type of construction facility.

         On September 30, 1998, the Company entered into a $30 million credit arrangement with BankBoston and Morgan Stanley Capital Funding (the "Bridge Financing"). The Bridge Financing bears interest at a rate of 14% per annum, payable monthly in arrears and matures on December 4, 1998. The Bridge Financing is collateralized by security interests in, and mortgages on, substantially all assets financed under the credit arrangement. Management expects to repay the Bridge Financing with the proceeds from an $85 million subordinated debt private placement financing arrangement, which the Company is currently pursuing.