Form 10-Q
period 1998-10-25
AMERICAN SKIING CO
filed 1998-12-10
CIK 1019293

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED OCTOBER 25, 1998

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

       The registrant meets the conditions set forth in General  Instruction (H)
(1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format provided therein.

       Indicated by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes [X]                                      No [  ]

       The number of shares outstanding of each of the issuer's classes of common stock was 978,300 shares of common stock $.01 par value outstanding as at December 9, 1998.

                        ASC East, Inc. and Subsidiaries

                                Table of Contents

Part I - Financial Information.................................................1

Item 1. Financial Statements ..................................................1

     Condensed  Consolidated  Statement of Operations  (Unaudited) for the three months ended October 25, 1998 and October 26, 1997......................  1

     Condensed  Consolidated  Balance Sheet of October 25, 1998  (Unaudited) and
     July 26, 1998 ..........................................................  2

     Condensed  Consolidated  Statement of Cash Flows  (Unaudited) for the three months ended October 25, 1998 and October 26, 1997 .....................  3

Notes to (Unaudited) Condensed Consolidated Financial Statements ............  4

Item 2.

Changes in Results of Operations............................................. 12

Year 2000 Disclosure ........................................................ 13

Forward-Looking Statements .................................................. 15

Part II - Other Information.................................................. 17

Item 6. Exhibits and Reports on Form 8-K..................................... 18

                         ASC East, Inc. and Subsidiaries

                         Part I - Financial Information
                                     Item 1
                              Financial Statements


                                      Condensed Consolidated Statement of Operations
                                    (in thousands, except share and per share amounts)

                                                                                   For the three months ended
                                                                           October 25, 1998            October 26,
                                                                                                          1997
                                                                             (unaudited)               (unaudited)
Net revenues:
      Resort                                                                 $       15,799            $       13,655
      Real estate                                                                     4,323                       810
                                                                          ------------------        ------------------
               Total net revenues                                                    20,122                    14,465

Operating expenses
      Resort                                                                         19,646                    17,533
      Real estate                                                                     3,937                       925
      Marketing, general and administrative                                           5,092                     6,540
      Stock compensation charge (Note 7)                                                  -                     3,271
      Depreciation and amortization                                                   1,827                     1,450
                                                                          ------------------        ------------------
                Total operating expenses                                             30,502                    29,719
                                                                          ------------------        ------------------

Loss from operations                                                               (10,380)                  (15,254)
      Interest expense                                                                6,900                     6,707
                                                                          ------------------        ------------------

Loss before benefit for income taxes                                               (17,280)                  (21,961)

      Benefit for income taxes                                                      (6,730)                   (8,433)
                                                                          ------------------        ------------------
Net loss                                                                     $     (10,550)            $     (13,528)
                                                                          ==================        ==================

Retained earnings, beginning of period                                       $        9,268            $      12,352
Net loss                                                                           (10,550)                  (13,528)
                                                                          ------------------        ------------------

Accumulated deficit, end of period                                           $      (1,282)            $      (1,176)
                                                                          ==================        ==================

Net loss per share-basic and diluted (Note 5)                                $      (10.78)            $      (13.83)

Weighted average shares outstanding                                                978,300                   978,300
                                                                          ==================        ==================


                    See accompanying notes to (Unaudited) Condensed Consolidated Financial Statements.

                        ASC East, Inc. and Subsidiaries


                                            Condensed Consolidated Balance Sheet
                                    (in thousands, except share and per share amounts)

                                                                               October 25, 1998         July 26, 1998
                                                                                  (unaudited)
Assets
Current assets
        Cash and cash equivalents                                                 $       5,563           $      4,157
        Restricted cash                                                                   6,378                  1,769
        Accounts receivable                                                               4,682                  7,138
        Inventory                                                                         9,096                 10,226
        Prepaid expenses                                                                  2,960                  1,705
        Deferred income taxes                                                             1,289                  1,289
                                                                               -----------------       ----------------
              Total current assets                                                       29,968                 26,284

        Property and equipment, net                                                     303,373                296,756
        Real estate developed for sale                                                   91,242                 38,023
        Goodwill                                                                         19,563                 19,702
        Intangible assets                                                                 2,032                  2,050
        Deferred financing costs                                                          6,463                  6,643
        Long-term investments                                                             2,051                  2,202
        Other assets                                                                      8,158                  4,691
                                                                               -----------------       ----------------
             Total assets                                                          $    462,850           $    396,351
                                                                               -----------------       ----------------

Liabilities and Shareholders' Equity
Current liabilities
        Current portion of long-term debt                                          $     47,285           $     28,100
        Accounts payable and other current liabilities                                   27,390                 26,557
        Deposits and deferred revenue                                                    20,778                  3,574
        Demand note, Principal Shareholder                                                1,846                  1,846
        Due to affiliates                                                                53,602                 17,132
                                                                               -----------------       ----------------
         Total current liabilities                                                      150,901                 77,209

        Long-term debt, excluding current portion                                        83,897                 85,045
        Subordinated notes and debentures, excluding current portion                    127,539                127,497
        Other long-term liabilities                                                       7,780                  7,313
        Deferred income taxes                                                            20,119                 26,873
                                                                               -----------------       ----------------
                  Total liabilities                                                     390,236                323,937

Shareholders' Equity
        Common  stock,  Class A, par  value  $.01 per  share;  1,000,000  shares
          Authorized; 978,300 issued and outstanding                                         10                     10
        Additional paid-in capital                                                       73,886                 63,136
        Retained earnings (deficit)                                                      (1,282)                  9,268
                                                                               -----------------       ----------------
         Total shareholders' equity                                                      72,614                 72,414
                                                                               -----------------       ----------------
         Total liabilities and shareholders' equity                                  $  462,850             $  396,351
                                                                               -----------------       ----------------


                    See accompanying notes to (Unaudited) Condensed Consolidated Financial Statements.

                        ASC East, Inc. and Subsidiaries


                                      Condensed Consolidated Statement of Cash Flows
                                                      (in thousands)

                                                                                        For the three months ended
                                                                                October 25, 1998            October 26,
                                                                                                               1997
                                                                                   (unaudited)              (unaudited)

Cash flows from operating activities
Net loss                                                                           $    (10,550)             $    (13,528)

Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                       1,827                     2,350
      Discount on convertible debt                                                           67                         -
      Deferred income taxes                                                              (6,730)                   (8,573)
      Stock compensation charge                                                                -                    3,271
      Decrease (increase) in assets:
            Restricted cash                                                                (118)                     (267)
            Accounts receivable                                                           1,696                     (373)
            Inventory                                                                     1,130                   (3,520)
            Prepaid expenses                                                               (171)                     (747)
            Real estate developed for sale                                              (12,820)                  (21,938)
            Other assets                                                                 (3,467)                      155
      Increase (decrease) in liabilities:
            Accounts payable and other current liabilities                                1,595                     6,742
            Deposits and deferred revenue                                                11,107                     9,981
            Other long-term liabilities                                                     467                       209
            Due to/from affiliates                                                        9,338                     5,250
                                                                                -----------------        ------------------
Net cash used in operating activities                                                    (6,629)                  (20,988)
                                                                                -----------------        ------------------

Cash flows from investing activities
      Capital expenditures                                                               (8,602)                  (11,175)
      Long-term investments                                                                 151                       127
      Cash contribution from parent                                                       1,600                         -
      Other, net                                                                             (5)                         -
                                                                                -----------------        ------------------
Net cash used in investing activities                                                    (6,856)                  (11,048)
                                                                                -----------------        ------------------

Cash flows from financing activities
Net proceeds from Old Credit Facility                                                         -                     1,189
Net borrowings (repayment of) under Senior Credit Facility                               (3,727)                         -
Proceeds from (repayment of) long-term debt                                              18,657                    32,836
Deferred financing costs                                                                    (39)                      (50)
                                                                                -----------------        ------------------
Net cash provided by financing activities                                                14,891                    33,975
                                                                                -----------------        ------------------

Net increase in cash and cash equivalents                                                 1,406                     1,939
Cash and cash equivalents, beginning of period                                            4,157                     2,634
                                                                                -----------------        ------------------

Cash and cash equivalents, end of period                                           $       5,563             $       4,573
                                                                                =================        ==================



                    See accompanying notes to (Unaudited) Condensed Consolidated Financial Statements.

                        ASC East, Inc. and Subsidiaries


        Notes to (Unaudited) Condensed Consolidated Financial Statements

       1. Change in Accounting Estimate. Effective July 27, 1998, the Company made changes in the estimated useful lives of certain of its operating fixed assets. This change had no effect on the net loss or loss per share for the quarter ended October 25, 1998 as the Company records a full year of depreciation relating to its operating assets over the second and third quarters of its fiscal year.

       2. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 25, 1998 and July 26, 1998, the results of operations for the three months ended October 25, 1998 and October 26, 1997, and the statement of cash flows for the three months ended October 25, 1998 and October 26, 1997. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the Form 10-K which was filed with the Securities and Exchange Commission on November 9, 1998.

     3. Income Taxes. The expense (benefit) for taxes on income (loss) is based on a projected annual effective tax rate of 39%. The net deferred income tax liability includes the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

       4. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business which is the development and operation of ski resorts.

       5. Net Loss per Share. Net loss per share figures are based on the average shares outstanding during the first quarter of fiscal 1999 and 1998 of 978,300. The shares outstanding are the actual shares outstanding for Class A common stock.

       6. Adjustments and Reclassifications. Certain amounts in the prior year's unaudited condensed consolidated financial statements and the audited financial statements as filed with the Securities and Exchange Commission on November 9, 1998 have been reclassified to conform to the current presentation.

     7. Stock option plan. In the first quarter of fiscal 1998 the Company's parent incurred a stock compensation charge associated with the grant of non-qualified stock options to certain key members of senior management. A portion of the parent's stock compensation charge ($3.3 million) was allocated to ASC East based on an approximation of the actual time management employees comprising the stock compensation charge spent on ASC East related activities during the year ended July 26, 1998.

                        ASC East, Inc. and Subsidiaries

     8. Related party transactions. The Company's parent incurs certain common expenses that are allocable to ASC East, including marketing and other overhead related costs. The total allocation of these costs charged to the Company of $420,000 is included in the marketing, general and administrative component in the accompanying consolidated statement of operations. The marketing and other overhead cost were allocated to the Company based on the estimate of amounts benefitting ASC East. It is management's opinion that the methods used to allocate the other common costs are reasonable.

       9. Guarantors of Debt. The Notes are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception, of SKI Insurance Company, Killington West, Ltd., Mountain Water Company, Uplands Water Company, and Club Sugarbush, Inc., (the "Non-Guarantors"). Prior to the S-K-I Acquisition and issuance of the Notes on June 28, 1996, the bank loan agreements were collateralized by virtually all of the assets of the companies comprising the Company. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantees are fully, unconditional, and joint and several. The guarantor information for the quarters ended October 25, 1998 and October 26, 1997, is as follows:

     10. Recently Issued Accounting Standards. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 was effective for all fiscal quarters of all fiscal years beginning after December
15, 1997, (the fiscal year ended July 25, 1999 for the Company). This pronouncement requires disclosure of comprehensive income and its components in interim and annual reports. Total comprehensive income components included in stockholders' equity include any changes in equity during a period that are not the result of transactions with owners, including cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and minimum pension liabilities. As of October 25, 1998, the Company has no such items of comprehensive income. As such, the adoption of SFAS 130 had no effect on the Company's financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segment of an Enterprise and Related Information" ("SFAS 131"). This statement established standards for reporting information on operating segments in interim and annual financial statements. SFAS 131 is effective for fiscal years beginning after December 15, 1997 (the fiscal year ended July 25, 1999 for the Company) and does not require application to interim financial statements in the initial year of application. As the company already discloses segment information under SFAS 14, "Financial Reporting for Segments of a Business Enterprise", management does not believe the adoption of SFAS 131 will result in a change in the composition of the Company's operating segments, or in the previously reported net income for each segment. Additional disclosure to comply with SFAS 131 will be required.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999 (the fiscal year ended July 30, 2000 for the Company). This pronouncement required that all derivative instrument be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending of whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company is currently reviewing the impact of SFAS 133 on its consolidated financial statements.

     11. Subsequent Events. On September 30, 1998, the Company entered into a $30 million credit arrangement with BankBoston Morgan Stanley Capital Funding (the "Bridge Financing"). The Bridge Financing bears interest at a rate of 14% per annum, payable monthly in arrears, and was to mature on December 4, 1998. The maturity date for the loan was extended to December 30, 1998. The Company is currently in the process of obtaining permanent financing to repay the Bridge Financing and provide additional capital for real estate developments.

                        ASC East, Inc. and Subsidiaries


                                           Balance Sheet as of October 25, 1998
                                                (in thousands) (unaudited)


                                                           ASC East        Guarantor    Non- Guarantor   Elimination   Consolidated
                                                                         Subsidiaries    Subsidiaries      Entries       ASC East
Assets
Current assets
  Cash and cash equivalents                               $          -    $      4,605    $       958    $         -      $  5,563
  Restricted cash                                                    -           6,346             32              -         6,378
  Accounts receivable                                               71           8,549          2,116        (6,054)         4,682
  Inventory                                                      1,603           7,493              -              -         9,096
  Prepaid expenses                                                   1           2,958              1              -         2,960
  Deferred income taxes                                              -           1,289              -              -         1,289
  Investment in subsidiaries                                   174,312         139,806              -      (314,118)             -
                                                         -------------- --------------- --------------  ------------- --------------
    Total current assets                                       175,987         171,046          3,107      (320,172)        29,968

Property and equipment, net                                         89         302,585            699              -       303,373
Real estate developed for sale                                       -          91,242              -              -        91,242
Goodwill                                                        17,388           2,175              -              -        19,563
Intangible assets                                                    -           2,032              -              -         2,032
Deferred financing costs                                         6,462               -              1              -         6,463
Long-term investments                                                -               -          2,051              -         2,051
Other assets                                                         -           8,158              -              -         8,158
Due from affiliate                                                   -               -              -              -             -
                                                         -------------- --------------- --------------  ------------- --------------
    Total assets                                          $    199,926   $     577,238    $     5,858    $ (320,172)      $462,850
                                                         -------------- --------------- --------------  ------------- --------------

Liabilities and Shareholders' Equity
Current liabilities
  Current portion of long-term debt                       $     17,782   $      29,503    $         -    $         -      $ 47,285

  Accounts payable and other current liabilities                 6,413          22,575            422        (2,020)        27,390
  Deposits and deferred revenue                                    300          19,916            562              -        20,778
  Demand note, Principal Shareholder                                 -           1,846              -              -         1,846
  Due to affiliates                                           (53,018)         107,067           (447)              -        53,602
                                                         -------------- --------------- --------------  ------------- --------------
    Total current liabilities                                 (28,523)         180,907            537        (2,020)       150,901

  Long-term debt, excluding current portion                     39,253          48,635             42        (4,033)        83,897
  Subordinated notes and debentures, excluding current         117,044          10,495              -              -       127,539
  portion
  Other long-term liabilities                                    1,716           2,753          3,311              -         7,780
  Deferred income taxes                                        (9,788)          30,441           (534)              -        20,119
                                                         -------------- --------------- --------------  ------------- --------------
    Total liabilities                                          119,702         273,231          3,356        (6,053)       390,236

Shareholders' Equity
Common stock, Class A, par value $.01 per share;
  1,000,000 shares authorized; 978,300 issued and                   10             181              2          (183)            10
  outstanding
Additional paid-in capital                                      73,886         252,371          1,651      (254,022)        73,886
Retained earnings (deficit)                                      6,328          51,455            849       (59,914)        (1,282)
                                                         -------------- --------------- --------------  ------------- --------------
    Total shareholders' equity                                  80,224         304,007          2,502      (314,119)        72,614
                                                         -------------- --------------- --------------  ------------- --------------

    Total liabilities and shareholders' equity            $    199,926   $     577,238   $      5,858    $ (320,172)     $ 462,850
                                                         -------------- --------------- --------------  ------------- --------------


                        ASC East, Inc. and Subsidiaries


                            Statement of Operations for the three months ended October 25, 1998
                                                (in thousands) (unaudited)


                                                   ASC East       Guarantor         Non-       Elimination    Consolidated
                                                                Subsidiaries     Guarantor       Entries        ASC East
                                                                                Subsidiaries
Net revenues:
   Resort                                         $     515     $    15,247    $       268    $     (231)    $   15,799
   Real estate                                            -           4,323              -             -          4,323
                                                 ------------- --------------- -------------- -------------- ----------------
      Total net revenues                                515          19,570            268          (231)        20,122
                                                 ------------- --------------- -------------- -------------- ----------------
Operating expenses:
   Resort                                               574          19,074            229          (231)        19,646
   Real estate                                            -           3,937              -             -          3,937
   Marketing, general and administrative                440           4,652              -             -          5,092
   Depreciation and amortization                        344           1,469             14             -          1,827
                                                 ------------- --------------- -------------- -------------- ----------------
      Total operating expenses                        1,358          29,132            243          (231)        30,502
                                                 ------------- --------------- -------------- -------------- ----------------

Income (loss) from operations                          (843)         (9,562)            25             -        (10,380)
   Interest expense (income)                          3,706           3,223            (29)            -          6,900
                                                 ------------- --------------- -------------- -------------- ----------------

Income (loss) before provision (benefit) for
  income taxes                                       (4,549)        (12,785)            54            -         (17,280)
Provision (benefit) for income taxes                 (1,600)         (5,149)            19            -          (6,730)
                                                 ------------- --------------- -------------- -------------- ----------------
Net loss                                         $   (2,949)     $   (7,636)    $       35    $       -    $    (10,550)
                                               ------------- --------------- -------------- -------------- ----------------

                        ASC East, Inc. and Subsidiaries


                            Statement of Cash Flows for the three months ended October 25, 1998
                                                (in thousands) (unaudited)


                                                                ASC East      Guarantor         Non-       Elimination  Consolidated
                                                                             Subsidiaries    Guarantor       Entries      ASC East
                                                                                            Subsidiaries

Cash flows from operating activities
Net loss                                                       $   (2,949)   $   (7,636)     $        35   $         -   $  (10,550)

Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                       344         1,469              14             -        1,827
   Amortization of discount on subordinated notes and
     debentures and other liabilities                                   42            25               -             -           67
   Deferred income taxes                                           (1,600)       (5,150)              20             -       (6,730)
   Decrease (increase) in assets:
     Restricted cash and investments held in escrow                      -         (110)             (8)             -         (118)
     Accounts receivable                                               618         1,978           (427)         (473)        1,696
     Inventory                                                        (41)         1,171               -             -        1,130
     Prepaid expenses                                                    -         (170)             (1)             -         (171)
     Real estate developed for sale                                      -      (12,820)               -             -      (12,820)
     Other assets                                                        -       (3,467)               -             -       (3,467)
   Increase (decrease) in liabilities:
     Accounts payable and other current liabilities                  4,912       (3,224)             (93)            -        1,595
     Deposits and deferred revenue                                   (221)        10,781             547             -       11,107
     Other long-term liabilities                                         -           387              80             -          467
     Due to/from affiliate                                           2,522         7,156            (340)            -        9,338
                                                               ------------ -------------  -------------- ------------- ------------
   Net cash provided by (used in) operating activities               3,627       (9,610)           (173)         (473)       (6,629)
                                                               ------------ -------------  -------------- ------------- ------------
Cash flows from investing activities
Capital expenditures                                                  (39)       (8,563)               -             -       (8,602)
Long-term investments                                                    -             -             151             -          151
Cash contribution from parent                                            -         1,600               -             -        1,600
Other, net                                                               -           (5)               -             -           (5)
                                                               ------------ -------------  -------------- ------------- ------------
   Net cash used in investing activities                              (39)       (6,968)             151             -       (6,856)
                                                               ------------ -------------  -------------- ------------- ------------


Cash flows from financing activities
Net borrowings under Senior Credit Facility                        (3,727)             -               -             -       (3,727)
Proceeds from (repayment of) long-term debt                              -        18,189             (5)           473       18,657
Deferred financing costs                                              (39)             -               -             -          (39)
                                                               ------------ -------------  -------------- ------------- ------------

   Net cash provided by (used in) financing activities             (3,766)        18,189             (5)           473       14,891
                                                               ------------ -------------  -------------- ------------- ------------

   Net increase (decrease) in cash and cash equivalents              (178)         1,611            (27)             -        1,406

   Cash and cash equivalents, beginning of period                      178         2,994             985             -        4,157
                                                               ------------ -------------  -------------- ------------- ------------

   Cash and cash equivalents, end of period                    $         -   $     4,605     $       958    $        -    $   5,563
                                                               ------------ -------------  -------------- ------------- ------------


                        ASC East, Inc. and Subsidiaries

                                           Balance Sheet as of October 26, 1997
                                                (in thousands) (unaudited)

                                                           ASC East        Guarantor     Non-Guarantor   Elimination   Consolidated
                                                                         Subsidiaries    Subsidiaries      Entries       ASC East
Assets
Current assets
  Cash and cash equivalents                               $         18    $      4,341   $        214   $          -     $    4,573
  Restricted cash                                                    -           3,079              -              -          3,079
  Accounts receivable                                              383           3,618          1,457        (1,284)          4,174
  Inventory                                                        391          11,711              -              -         12,102
  Prepaid expenses                                                 388           1,918             20              -          2,326
  Deferred income taxes                                              -             422              -              -            422
  Investment in subsidiaries                                   120,118         138,800              -      (258,918)              -
                                                         -------------- --------------- --------------  ------------- --------------
    Total current assets                                       121,298         163,889          1,691      (260,202)         26,676

Property and equipment, net                                      2,309         250,184            786              -        253,279
Real estate developed for sale                                       -          45,478              -              -         45,478
Goodwill                                                        10,595               -              -              -         10,595
Deferred financing costs                                         8,105               -              -              -          8,105
Long-term investments                                                -               -          3,380              -          3,380
Other assets                                                         -           4,744              -              -          4,744
                                                         -------------- --------------- --------------  ------------- --------------
    Total assets                                          $    142,307   $     464,295   $      5,857    $ (260,202)     $  352,257
                                                         -------------- --------------- --------------  ------------- --------------
Liabilities and Shareholders' Equity
Current liabilities
  Current portion of long-term debt                       $     25,255   $       4,481   $          -    $         -     $   29,736
  Accounts payable and other current liabilities                 6,192          26,114            469        (1,292)         31,483
  Deposits and deferred revenue                                    730          13,614             16              -         14,360
  Demand note, Principal Shareholder                                 -           1,933              -              -          1,933
  Due to affiliates                                           (48,965)          85,208       (28,982)              -          7,261
                                                         -------------- --------------- --------------  ------------- --------------
    Total current liabilities                                 (16,788)         131,350       (28,497)        (1,292)         84,773

  Long-term debt, excluding current portion                    170,753          66,110             62              -        236,925
  Other long-term liabilities                                      298           3,536          4,188              -          8,022
  Deferred income taxes                                       (12,812)          33,557          (804)              -         19,941
                                                         -------------- --------------- --------------  ------------- --------------
    Total liabilities                                          141,451         234,553       (25,051)        (1,292)        349,661

Shareholders' Equity
Common stock, par value of $.01 per share;
  1,000,000 shares authorized; 978,300 issued and
  outstanding                                                       10             181              2          (183)             10
Additional paid-in capital                                       3,762         209,876         30,383      (240,259)          3,762
Retained earnings                                              (2,916)          19,685            523       (18,468)        (1,176)
                                                         -------------- --------------- --------------  ------------- --------------
    Total shareholders' equity                                     856         229,742         30,908      (258,910)          2,596
                                                         -------------- --------------- --------------  ------------- --------------

    Total liabilities and shareholders' equity            $    142,307   $     464,295    $     5,857    $ (260,202)   $    352,257
                                                         -------------- --------------- --------------  ------------- --------------

                        ASC East, Inc. and Subsidiaries


                            Statement of Operations for the three months ended October 26, 1997
                                                (in thousands) (unaudited)

                                                   ASC East       Guarantor    Non-Guarantor   Elimination    Consolidated
                                                                Subsidiaries    Subsidiaries     Entries        ASC East

Net revenues:
   Resort                                          $      759       $  12,807      $     422      $   (333)        $  13,655
   Real estate                                              -             810              -              -              810
                                                 ------------- --------------- -------------- -------------- ----------------
      Total net revenues                                  759          13,617            422          (333)           14,465
                                                 ------------- --------------- -------------- -------------- ----------------
Operating expenses:
   Resort                                                 355          17,121            390          (333)           17,533
   Real estate                                              -             925              -              -              925
   Marketing, general and administrative                1,932           4,606              2              -            6,540
   Stock compensation charge                            3,271               -              -              -            3,271
   Depreciation and amortization                          447           1,001              2              -            1,450
                                                 ------------- --------------- -------------- -------------- ----------------
      Total operating expenses                          6,005          23,653            394          (333)           29,719
                                                 ------------- --------------- -------------- -------------- ----------------

Income (loss) from operations                          (5,246)        (10,036)            28              -         (15,254)
   Interest expense                                     5,897             808              2              -            6,707
                                                 ------------- --------------- -------------- -------------- ----------------

Income (loss) before provision (benefit) for
  income taxes                                       (11,143)        (10,844)             26              -         (21,961)
Provision (benefit) for income taxes                  (4,109)         (4,334)             10              -          (8,433)
                                                 ------------- --------------- -------------- -------------- ----------------
Net loss available                               $    (7,034)       $ (6,510)      $      16       $      -        $(13,528)
                                                 ------------- --------------- -------------- -------------- ----------------

                        ASC East, Inc. and Subsidiaries


                            Statement of Cash Flows for the three months ended October 26, 1997
                                                (in thousands) (unaudited)

                                                                ASC East      Guarantor    Non-Guarantor   Elimination  Consolidated
                                                                             Subsidiaries   Subsidiaries     Entries       ASC East

Cash flows from operating activities
Net loss                                                        $  (7,034)    $  (6,510)      $       16      $      -    $ (13,528)

Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                     1,285         1,063               2             -        2,350
   Stock compensation charge                                         3,271             -               -             -        3,271
   Deferred income taxes                                           (4,109)       (4,334)            (130)            -       (8,573)
   Decrease (increase) in assets:
     Restricted cash                                                     -         (273)               6             -         (267)
     Accounts receivable                                             (243)          (51)            (410)          331         (373)
     Inventory                                                       (107)       (3,413)               -             -       (3,520)
     Prepaid expenses                                                 (20)         (806)              79             -         (747)
     Real estate developed for sale                                      -      (21,938)               -             -      (21,938)
     Other assets                                                      250          (95)               -             -          155
   Increase (decrease) in liabilities:
     Accounts payable and other current liabilities                  4,110         2,936              27         (331)        6,742
     Deposits and deferred revenue                                     192         9,773              16             -        9,981
     Other long-term liabilities                                     (194)           413            (10)             -          209
       Due to/from affiliate                                         2,441         2,789              20             -        5,250
                                                               ------------ -------------  -------------- ------------- ------------
   Net cash used in operating activities                             (158)      (20,446)           (384)             -      (20,988)
                                                               ------------ -------------  -------------- ------------- ------------

Cash flows from investing activities
Capital expenditures                                                 (981)      (10,194)               -             -      (11,175)
Long-term investments                                                    -             -             127             -          127
                                                               ------------ -------------  -------------- ------------- ------------
   Net cash provided by (used in) investing activities               (981)      (10,194)             127             -      (11,048)
                                                               ------------ -------------  -------------- ------------- ------------

Cash flows from financing activities
Net proceeds from Senior Credit Facility                             1,189             -               -             -        1,189
Proceeds from construction loan                                          -        33,453               -             -       33,453
Proceeds from (repayment of) long-term debt                              -         (613)             (4)             -         (617)
Deferred financing costs                                              (50)             -               -             -          (50)
                                                               ------------ -------------  -------------- ------------- ------------
   Net cash provided by financing activities                         1,139        32,840             (4)             -       33,975
                                                               ------------ -------------  -------------- ------------- ------------
   Net increase (decrease) in cash and cash equivalents                  -         2,200           (261)             -        1,939

   Cash and cash equivalents, beginning of period                       18         2,141             475             -        2,634
                                                               ------------ -------------  -------------- ------------- ------------
   Cash and cash equivalents, end of period                      $      18     $   4,341       $     214     $       -     $  4,573
                                                               ------------ -------------  -------------- ------------- ------------

                        ASC East, Inc. and Subsidiaries


                                     Item 2

     The following discussion and analysis of the results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form 10-K filed on November 9, 1998. The presentation has been reduced in scope pursuant to General Instruction (H) of Form 10-Q.

Changes in Results of Operations Fiscal 1999 compared to the First Quarter of Fiscal 1998.

          1. Resort revenues. Resort revenues increased $2.1 million, or 15.3%, from $13.7 million for the three months ended October 26, 1997 to $15.8 million for the three months ended October 25, 1998. The increase is primarily attributable to the operation of Grand Summit Resort Hotels at the Company's Killington, Mt. Snow and Sunday River Resorts which opened during the 1997/1998 ski season.

          2. Real estate revenues. Real estate revenue increased $3.5 million, or 437.5%, from $0.8 million for the three months ended October 26, 1997 to $4.3 million for the three months ended October 25, 1998. The increase is primarily attributable to the sale of quartershare units at Grand Summit Resort Hotel projects at the Company's Killington, Mt. Snow and Sunday River Resorts and the sale of Locke Mt. townhouses at the Company's Sunday River Resort.

          3. Cost of resort operations. Cost of resort operations increased $2.1 million, or 12.0%, from $17.5 million for the three months ended October 26, 1997 to $19.6 million for the three months ended October 25, 1998. The increase is primarily attributable to the operation of Grand Summit Resort Hotels at the Company's Killington, Mt. Snow and Sunday River Resorts which opened during the 1997/1998 ski season.

          4. Cost of real estate operations. Cost of real estate operations increased $3.0 million, or 333.3% from $.9 million for the three months ended October 26, 1997 to $3.9 million for the three months ended October 25, 1998. The increase is primarily attributable to an increase in cost of goods sold relating to the sale of quartershare units at Grand Summit Resort Hotel projects at the Company's Killington, Mt. Snow and Sunday River Resorts and the sale of Locke Mt. townhouses at the Company's Sunday River Resort.

          5. Marketing, general and administrative. Marketing, general and administrative expenses decreased $1.4 million, or 21.5%, from $6.5 million for the three months ended October 26, 1997 to $5.1 million for the three months ended October 25, 1998. The decrease is attributable to certain marketing, general and administrative expenses being assumed by the Company's parent subsequent to the parents initial public offering on November 6, 1997.

          6. Stock compensation charge. Stock compensation charge decreased $3.3 million, or 100%. This charge was recognized during the three months ended October 26, 1997 to reflect stock options granted to certain members of senior management in relation to the Company's parents initial public offering.

          7. Benefit for income taxes. Benefit for income taxes decreased $1.7 million, or 20.2%, from a benefit of $8.4 million for the three months ended October 26, 1997 to a benefit of $6.7 million for the three months ended October 25, 1998. The decrease is attributable to the decrease in the Company's net loss for the three months ended October 25, 1998 as compared to the three months ended October 26, 1997.

Year 2000 disclosure

     Background The "Year 2000 Problem" is the result of many existing computer programs and embedded chip technology containing programming code in which calendar year data is abbreviated by using only two digits rather than four to refer to a year. As a result of this, some of these programs fail to operate or may not properly recognize a year that begins with "20" instead of "19". This may cause such software to recognize a date using "00" as the year 1900 rather than the year 2000. Even systems and equipment that are not typically thought of as computer-related often contain embedded hardware or software that may improperly understand dates beginning with the year 2000.

The Company has developed a task force with representation throughout the organization. The task force has developed a comprehensive strategy to systematically evaluate and update systems as appropriate. In some cases, no system changes are necessary or the changes have already been made. In all other cases, modifications are planned to prepare the Company's systems to be Year 2000 compliant by September 1999. The disclosure below addresses the Company's Year 2000 Project.

Company's state of readiness

The Year 2000 Project is divided into three initiatives--Information Technology ("IT") Systems, Non-IT Systems and Related Third Party Providers. The Company has identified the following phases with actual or estimated dates of completion: 1) identify an inventory of systems expected to be complete by January 31, 1999; 2) gather certificates and warranties from providers; expected to be complete by January 31, 1999, 3) determine required actions and budgets; estimated to be completed by January 31, 1999, 4) perform remediation and tests: estimated to be completed by September 1, 1999 and 5) designing contingency and business continuation plans for each Company location: estimated to be completed by May 31, 1999.

The following is a summary of the different phases and progress to date for each initiative identified above:

     IT Systems: The Company has continuously updated or replaced older technology with more current technology. As the Company was acquiring ski resorts, the technology was being updated. The Company's main IT systems include an enterprise wide client server financial system, a mid-range enterprise wide payroll system, various point of sale and property management systems, upgraded personal computers, wide area networking and local area networking. Phases 1 and 2, as noted above, are complete and the remaining phases are currently on schedule. During phase 1 and 2, the Company noted that Sugarloaf and Sugarbush have not yet converted to the Springer Miller lodging system and the central reservation system, both of which the company belives are compliant. Also, the Company estimates that approximately 20% of personal computers for employees are not Year 2000 compliant. The Company has estimated that these deficiencies will be remedied by September 1, 1999, which is in accordance with the original timetable.

                        ASC East, Inc. and Subsidiaires

Non-IT Systems: Internal non-IT systems are comprised of faxes, copiers, printers, postal systems, security systems, elevators and telecommunication systems. Phases 1, 2 and 3 are scheduled for completion by January 31, 1999 which is 45 days behind schedule. The Company has estimated that remediation is scheduled for completion by September 1, 1999, which is in accordance with the original timetable.

Related third party providers: The company has identified its major related third party providers as certain utility providers, employee benefit administrators and supply vendors. Phases 1, 2 and 3, are scheduled for completion by January 31, 1999, which is 45 days behind schedule. The Company has estimated that remediation is scheduled for completion by September 1, 1999, which is in accordance with the original timetable.

                    ASC East, Inc. and Subsidiaries

Actual and anticipated costs

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $150,000. This estimate does not include Information System conversions at Sugarloaf and Sugarbush for the Springer Miller lodging system or the central reservations system since those replacement costs were not due to, or accelerated by, the Year 2000 Project. The Company is updating those systems to standardize systems within American Skiing Company resorts. The total amount expended on the Year 2000 Project through October 25, 1998 was $0, of which approximately (1) $0 related to costs to modify software, hire internal personnel and hire outsourced Year 2000 solution providers and (2) $0 and $0 related to replacement costs of non-compliant IT systems and non-IT systems, respectively. The estimated future costs of the Year 2000 Project through October 25, 1998 was $150,000, of which approximately (1) $0 related to cost to modify software, hire internal personnel and hire outsourced Year 2000 solution providers and (2) $150,000 and $0 related to replacement costs of non-compliant IT systems and non-IT systems respectively.

Risks
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The company believes that, with the implementation of new business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading:
"Forward Looking Statements" beginning on page 14.

Contingency plans
As of October 25, 1998, the Company has not developed a contingency plan related to Year 2000. The Company is planning on developing a contingency plan by May 31, 1999.

                        ASC East, Inc. and Subsidiaries

                           Forward-Looking Statements

     The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, uncertainty as to future financial results, the substantial leverage of the Company, the capital intensive nature of development of the Company's ski resorts; rapid and substantial growth that could place a significant strain on the Company's management, employees and operations; uncertainties associated with obtaining financing with which to repay the Bridge Loan and undertake future capital improvements; demand for and costs associated with real estate development; change in market conditions affecting the interval ownership industry; regulation of marketing and sales of the Company's quartershare interests; seasonality of resort revenues; fluctuations in operating results; dependence on favorable weather conditions; the discretionary nature of consumers' spending for skiing and resort real estate; competition; regional and national economic conditions; laws and regulations relating to the Company's land use, development, environmental compliance and permitting obligations; renewal or extension terms of the Company's leases and permits; the adequacy of water supply; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for fiscal year 1999 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.

                        ASC East, Inc. and Subsidiaries

                           Part II - Other Information
                        Exhibits and Reports on Form 8-K

                                     Item 6
a) Exhibits

         Included herewith is the Financial Data Schedule submitted as Exhibit 27 in accordance with Item 601(c) of Regulation S-K. Also included are the following material agreements entered into in the Company's first fiscal quarter of 1999.



Exhibit No.                Description
-----------                -----------

     1) Loan and Security Agreement among Grand Summit Resort Properties, Inc., Textron Financial Corporation and certain lenders dated as of September 1, 1998.*

     2)   Credit  Agreement  among American  Skiing  Company Resort  Properties,
          Inc., certain lenders and BankBoston, N.A. as agent dated as of September 4, 1998.*

     3)   Supplemental  Indenture  dated as of September 4, 1998 among  American
          Skiing  Company  Resort  Properties,   Inc.,  its  subsidiaries  party
          thereto, and United States Trust Company of New York as Trustee.*

* Incorporated by reference to the Company's Parent Form 10Q for Period Ending October 25, 1998. (File No. 333-33483)



b) Reports on Form 8-K

           The Company filed a Form 8-K during the first quarter of 1999 on September 29, 1998, reporting the closing of the Bridge Financing and the
Textron
Facility.

                        ASC East, Inc. and Subsidiaries


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ASC EAST, INC.
December 9, 1998                 By:  /s/  Christopher E. Howard
                                     ---------------------------------------
                                      Christopher E. Howard
                                      Senior Vice President
                                      Chief Administrative Officer
                                      General Counsel, Clerk and
                                      acting Chief Financial Officer
                                      (Duly Authorized Officer)


                                 /s/ Christopher D. Livak
                                     ---------------------------------------
                                    Christopher D. Livak
                                    Vice President (Principal Financial Officer)