Form 10-Q
period 1999-01-24
ASC EAST INC
filed 1999-03-10
CIK 1019293

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED JANUARY 24, 1999

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

               Yes [X]                                      No [  ]

       The number of shares outstanding of each of the issuer's classes of common stock was 978,300 shares of common stock, $.01 par value, outstanding as of March 10, 1999.

                                Table of Contents

Part I - Financial Information ................................................1

Item 1. Financial Statements

         Condensed Consolidated Statement of Operations (Unaudited)
         for the three months ended January 24, 1999 and January 25, 1998......2

         Condensed Consolidated Statement of Operations (Unaudited)
         for the six months ended January 24, 1999 and January 25, 1998........3

         Condensed Consolidated Balance Sheet
         as of January 24, 1999 (Unaudited) and July 26, 1998..................4

         Condensed Consolidated Statement of Cash Flows (Unaudited)
         for the six months ended January 24, 1999 and January 25, 1998........5

         Notes to (Unaudited) Condensed Consolidated Financial Statements......6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

         General..............................................................19

         Liquidity and Capital Resources......................................19

         Changes in Results of Operations.....................................25

         Year 2000 Disclosure.................................................29

         Forward-Looking Statements...........................................31

Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K.............................32

                         ASC East, Inc. and Subsidiaries


                         Part I - Financial Information
                                     Item 1
                              Financial Statements

This  Form  10-Q is  filed  by ASC  East,  Inc.  ("ASC  East"),  a  wholly-owned subsidiary of American Skiing Company (the "Parent"), for itself and its following wholly-owned subsidiaries to fulfill its periodic reporting obligations resulting from ASC East's publicly-traded 12% Senior Subordinated Notes due 2006 (the "Notes"):


Sunday River Skiway Corporation
Sunday River, Ltd.
Sunday River Transportation
Perfect Turn, Inc.
LBO Holding, Inc.
Sugarbush Resort Holdings, Inc.
Mountain Wastewater Treatment, Inc.
Sugarbush Leasing Company
Sugarbush Restaurants, Inc.
AJT, Inc. (f/k/a Cranmore, Inc.)
Grand Summit Resort Properties, Inc.
S-K-I Limited
Killington, Ltd.
Mount Snow, Ltd.
WVSAL, Inc. (f/k/a Waterville Valley Ski Area, Ltd.)
Sugarloaf Mountain Corporation
Killington Restaurants, Inc.
Dover Restaurants, Inc.
Resort Technologies, Inc.
Resort Software Services, Inc.
Mountainside
Sugartech
Deerfield Operating Company
Pico Ski Area Management Company
SKI Insurance
Mountain Water Company
Killington West, Ltd.
Club Sugarbush, Inc.
Uplands Water Company
American Skiing Company Resort Properties, Inc.
Attitash Resort Properties, Inc.
Sunday River Resort Properties, Inc.
Sugarloaf Resort Properties, Inc.
Killington Resort Properties, Inc.
Mount Snow Resort Properties, Inc.
Sugarbush Resort Properties, Inc.
The Canyons Resort Properties, Inc.
Steamboat Resort Properties, Inc.
Heavenly Resort Properties, Inc.
Grand Summit Resort Hotel Sales, Inc.

       As used herein the term the "Company" means and refers to ASC East and the subsidiary registrants listed above on a consolidated basis.

       The Notes are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception of SKI Insurance, Killington West, Ltd., Mountain Water Company, Uplands Water Company and Club Sugarbush, Inc. (the"Non-Guarantors"). See Note 10.


                                             Part I - Financial Information
                                                         Item 1
                                                  Financial Statements
                                     Condensed Consolidated Statement of Operations
                                   (in thousands, except share and per share amounts)

                                                                                   For the three months ended
                                                                            January 24, 1999            January 25,
                                                                                                           1998
                                                                              (unaudited)               (unaudited)
Net revenues:
       Resort                                                                  $     63,577              $     70,125
       Real estate                                                                    6,271                     7,890
                                                                           -----------------         -----------------
                Total net revenues                                                   69,848                    78,015

Operating expenses
       Resort                                                                        43,822                    43,478
       Real estate                                                                    7,837                     5,223
       Marketing, general and administrative                                          9,210                     7,256
       Depreciation and amortization                                                  9,954                     8,151
                                                                           -----------------         -----------------
                 Total operating expenses                                            70,823                    64,108
                                                                           -----------------         -----------------

Income (loss) from operations                                                         (975)                    13,907
       Interest expense                                                               7,440                     6,534
                                                                           -----------------         -----------------

Income (loss) before provision (benefit) for income taxes                           (8,415)                     7,373

       Provision (benefit) for income taxes                                         (3,285)                     2,876
                                                                           -----------------         -----------------

Income (loss) from continuing operations                                            (5,130)                     4,497

       Extraordinary loss, net of income tax benefit of $2,854                            -                     4,464
                                                                           -----------------         -----------------
Net income (loss)                                                             $     (5,130)              $         33
                                                                           =================         =================

Accumulated deficit, beginning of period                                      $     (1,282)              $    (1,176)


Net income (loss)                                                                   (5,130)                        33
                                                                           -----------------         -----------------

Accumulated deficit, end of period                                            $     (6,412)              $    (1,143)

                                                                           =================         =================

Net income (loss) per share-basic and diluted (Note 6)
       Income (loss) from continuing operations                               $      (5.24)             $        4.59
       Extraordinary loss                                                                 -                    (4.56)
       Net income (loss)                                                      $      (5.24)             $        0.03
                                                                           =================         =================
Weighted average shares outstanding                                                 978,300                   978,300
                                                                           =================         =================



See  accompanying  notes  to  (Unaudited)   Condensed   Consolidated   Financial
Statements.


                                     Condensed Consolidated Statement of Operations
                                   (in thousands, except share and per share amounts)

                                                                                    For the six months ended
                                                                            January 24, 1999            January 25,
                                                                                                           1998
                                                                              (unaudited)               (unaudited)
Net revenues:
       Resort                                                                 $      79,253               $    83,583
       Real estate                                                                   10,594                     8,700
                                                                           -----------------         -----------------
                Total net revenues                                                   89,847                    92,283

Operating expenses
       Resort                                                                        63,345                    60,814
       Real estate                                                                   11,774                     6,148
       Marketing, general and administrative                                         14,302                    13,796
       Stock compensation charge                                                          -                     3,271
       Depreciation and amortization                                                 11,781                     9,601
                                                                           -----------------         -----------------
                 Total operating expenses                                           101,202                    93,630
                                                                           -----------------         -----------------

Loss from operations                                                               (11,355)                   (1,347)
       Interest expense                                                              14,340                    13,241
                                                                           -----------------         -----------------

Loss before benefit for income taxes                                               (25,695)                  (14,588)

       Benefit for income taxes                                                    (10,015)                   (5,557)
                                                                           -----------------         -----------------

Loss from continuing operations                                                    (15,680)                   (9,031)

       Extraordinary loss, net of income tax benefit of $2,854                            -                     4,464
                                                                           -----------------         -----------------
Net loss                                                                      $    (15,680)             $    (13,495)
                                                                           =================         =================

Retained earnings, beginning of period                                        $       9,268             $      12,352

Net loss                                                                           (15,680)                  (13,495)
                                                                           -----------------         -----------------

Accumulated deficit, end of period                                            $     (6,412)             $     (1,143)
                                                                           =================         =================

Net loss per share-basic and diluted (Note 6)
       Loss from continuing operations                                        $     (16.03)             $      (9.24)
       Extraordinary loss                                                                 -                    (4.56)
                                                                           -----------------         -----------------
       Net loss                                                               $     (16.03)             $     (13.80)
                                                                           =================         =================

Weighted average shares outstanding                                                 978,300                   978,300
                                                                           =================         =================



See  accompanying  notes  to  (Unaudited)   Condensed   Consolidated   Financial
Statements.


                                          Condensed Consolidated Balance Sheet
                                   (in thousands, except share and per share amounts)

                                                                                  January 24,            July 26, 1998
                                                                                     1999
                                                                                  (unaudited)
Assets
Current assets
        Cash and cash equivalents                                                   $     9,929             $     4,157
        Restricted cash                                                                   6,858                   1,769
        Accounts receivable                                                               6,458                   7,138
        Inventory                                                                        14,779                  10,226
        Prepaid expenses                                                                  2,211                   1,705
        Deferred income taxes                                                               638                   1,289
                                                                                ----------------       -----------------
              Total current assets                                                       40,873                  26,284

        Property and equipment, net                                                     303,586                 296,756
        Real estate developed for sale                                                  125,588                  38,023
        Goodwill                                                                         19,650                  19,702
        Intangible assets                                                                 2,017                   2,050
        Deferred financing costs                                                          6,429                   6,643
        Long-term investments                                                             1,520                   2,202
        Other assets                                                                      4,827                   4,691
                                                                                ================       =================
             Total assets                                                          $    504,490            $    396,351
                                                                                ================       =================

Liabilities and Shareholder's Equity
Current liabilities
        Current portion of long-term debt                                           $    12,542             $    28,100
        Accounts payable and other current liabilities                                   46,941                  26,557
        Deposits and deferred revenue                                                    28,716                   3,574
        Demand note, Principal Shareholder                                                1,846                   1,846
        Due to affiliates (Note 9)                                                       66,029                  17,132
                                                                                ----------------       -----------------
         Total current liabilities                                                      156,074                  77,209

        Long-term debt, excluding current portion                                       128,320                  85,045
        Subordinated notes and debentures, excluding current portion                    127,613                 127,497
        Other long-term liabilities                                                       8,817                   7,313
        Deferred income taxes                                                            16,182                  26,873
                                                                                ----------------       -----------------
                  Total liabilities                                                     437,006
Shareholder's Equity
        Common stock, par value of $.01 per share; 1,000,000 shares
         authorized; 978,300 issued and outstanding at January 24, 1999                      10                      10
        Additional paid-in capital                                                       73,886                  63,136
        Retained earnings (deficit)                                                     (6,412)                   9,268
                                                                                ----------------       -----------------
         Total shareholder's equity                                                      67,484                  72,414
                                                                                ================       =================
         Total liabilities and shareholder's equity                                $    504,490            $    396,351
                                                                                ================       =================


See  accompanying  notes  to  (Unaudited)   Condensed   Consolidated   Financial
Statements.


                                     Condensed Consolidated Statement of Cash Flows
                                                     (in thousands)

                                                                                         For the six months ended
                                                                                January 24, 1999             January 25,
                                                                                                                1998
                                                                                   (unaudited)               (unaudited)

Cash flows from operating activities
Net loss                                                                            $    (15,680)            $    (13,495)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                       11,781                    9,601
       Amortization of discount on subordinated notes and other liabilities                   164                      145
       Deferred income taxes                                                             (10,015)                  (8,551)
       Loss on sale of assets                                                                  23                        -
       Extraordinary loss                                                                       -                    7,318
       Stock compensation charge                                                                -                    3,271
       Decrease (increase) in assets:
            Restricted cash                                                                 (598)                    (693)
            Accounts receivable                                                               680                  (5,595)
            Inventory                                                                     (4,553)                  (6,464)
            Prepaid expenses                                                                  563                    (810)
            Real estate developed for sale                                               (59,043)                 (41,848)
            Other assets                                                                    (135)                      376
       Increase (decrease) in liabilities:
            Accounts payable and other current liabilities                                 20,381                   12,126
            Deposits and deferred revenue                                                  19,045                   14,631
            Other long-term liabilities                                                     1,503                      473
            Due to/from affiliates                                                         33,045                   15,917
                                                                                ------------------        -----------------
Net cash used in operating activities                                                     (2,839)                 (13,598)
                                                                                ------------------        -----------------

Cash flows from investing activities
       Capital expenditures                                                              (17,231)                 (32,166)
       Long-term investments                                                                  682                    1,075
       Proceeds from sale of assets                                                         1,248
       Other, net                                                                            (26)                        -
                                                                                ------------------        -----------------
Net cash used in investing activities                                                    (15,327)                 (31,091)
                                                                                ------------------        -----------------

Cash flows from financing activities
        Net borrowings under New Credit Facility                                         (17,831)                   53,444
        Repayment of Old Credit Facility                                                        -                 (59,623)
        Proceeds from capital contribution from parent                                      1,600                   36,650
        Repayment of subordinated debt                                                          -                 (21,882)
        Proceeds from long-term debt                                                       47,145                   50,287
        Repayment of long-term debt                                                       (6,742)                  (3,513)
        Deferred financing costs                                                            (234)                        -
        Cash payment in connection with early retirement of debt                                -                  (5,086)
                                                                                ------------------        -----------------
Net cash provided from financing activities                                                23,938                   50,277
                                                                                ------------------        -----------------
Net increase in cash and cash equivalents                                                   5,772                    5,588
Cash and cash equivalents, beginning of period                                              4,157                    2,634
                                                                                ------------------        -----------------
Cash and cash equivalents, end of period                                             $      9,929             $      8,222
                                                                                ==================        =================


See  accompanying  notes  to  (Unaudited)   Condensed   Consolidated   Financial
Statements.

        Notes to (Unaudited) Condensed Consolidated Financial Statements

       1. Change in Accounting Estimate. Effective July 27, 1998, the Company extended the estimated useful lives of some of their ski lifts. As a result of this change in estimate, the Company expects to realize a decrease in depreciation expense of approximately $0.7 million in Fiscal 1999, $0.3 million of which has been realized in the current quarter as the Company records a full year of depreciation on its ski-related assets evenly over the second and third quarters of its fiscal year. This reduction of depreciation expense has resulted in an increase in net earnings per common share of $0.31 for the three and six months ended January 24, 1999. The Company continues to evaluate the current depreciable lives of various other assets to ensure they appropriately reflect their actual useful lives.

       2. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 24, 1999, the results of operations for the three and six months ended January 24, 1999 and January 25, 1998, and the statement of cash flows for the six months ended January 24, 1999 and January 25, 1998. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the Form 10-K which was filed with the Securities and Exchange Commission on November 9, 1998.

       3. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of retail goods, food and beverage products and operating supplies.

       4. Income Taxes. The expense (benefit) for income taxes is based on a projected annual effective tax rate of 39%. Deferred income taxes include the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

       5. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business which is the operation and development of ski resorts.

       6. Net Loss per Share. Effective January 25, 1998, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for public entities. Net loss per share figures are based on the weighted average shares of common stock outstanding during the second quarter and first six months of fiscal 1999 and 1998 of 978,300.

       7. Adjustments and Reclassifications. Certain amounts in the prior year's unaudited condensed consolidated financial statements and the audited financial statements as filed with the Securities and Exchange Commission on November 9, 1998 have been reclassified to conform to the current presentation.

       8. Stock option plan. In the first quarter of fiscal 1998 the Company's parent incurred a stock compensation charge associated with the grant of non-qualified stock options to certain key members of senior management. A portion of the parent's stock compensation charge ($3.3 million) was allocated to ASC East based on an approximation of the actual time management employees comprising the stock compensation charge spent on ASC East related activities during the year ended July 26, 1998.

     9. Related party transactions. The Company's parent incurs certain common expenses that are allocable to ASC East, including marketing and other overhead related costs. The total allocation of these costs charged to the Company of $568,000 and $988,000 for the three months and six months ended January 24, 1999, respectively, is included in the marketing, general and administrative component in the accompanying condensed consolidated statement of operations. The marketing and other overhead costs were allocated to the Company based on the estimate of amounts benefiting ASC East. It is management's opinion that the methods used to allocate other common costs are reasonable.

         In the accompanying condensed consolidated balance sheet the line item "Due to affiliates" includes the intercompany liability generated by the transfer of various undeveloped real estate parcels to the Company from its Parent, ASC West, and ASC Utah and the payment by the Parent and subsidiaries of the Parent of certain operating and capital expenditures on behalf of the Company.

       10. Guarantors of Debt. The Notes, which had a carrying value of $117.2 million as of January 24, 1999 and were included in subordinated notes and debentures, excluding current portion in the accompanying condensed consolidated balance sheet, are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception of SKI Insurance Company, Killington West, Ltd., Mountain Water Company, Uplands Water Company, and Club Sugarbush, Inc., (the "Non-Guarantors"). Prior to the S-K-I Acquisition and issuance of the Notes on June 28, 1996, the bank loan agreements were collateralized by virtually all of the assets of the companies comprising the Company. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantees are fully, unconditional, and joint and several.

Real estate development and real estate working capital is funded primarily through construction financing facilities established for major real estate development projects and through a term loan facility established through the Company's real estate development holding company, American Skiing Company Resort Properties, Inc. ("Resort Properties"). The construction financing facilities and Resort Properties term loan facility (collectively, the "Real Estate Facilities") are without recourse to ASC East, Inc. and its resort operating subsidiaries, however, the Real Estate Facilities represent material amounts of debt for Resort Properties and its affiliates, including GSRP, each of which are guarantor subsidiaries under the Notes. The Real Estate Facilities are collateralized by significant real estate assets of Resort Properties and its subsidiaries, including, without limitation, the assets and stock of Grand Summit Resort Properties, Inc. ("GSRP"), the Company's primary hotel development subsidiary.

         Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. The guarantor information for the three and six months ended January 24, 1999 and January 25, 1998, is as follows:



                                          Balance Sheet as of January 24, 1999
                                               (in thousands) (unaudited)


                                                         ASC East        Guarantor    Non- Guarantor   Elimination    Consolidated
                                                                       Subsidiaries    Subsidiaries      Entries        ASC East
Assets
Current assets
   Cash and cash equivalents                                $      -       $   8,260    $      1,669      $      -       $    9,929
   Restricted cash                                                 -           6,837              21             -            6,858
   Accounts receivable                                            18           9,810             967       (4,337)            6,458
   Inventory                                                   1,487          13,292               -             -           14,779
   Prepaid expenses                                             (18)           2,229               -             -            2,211
   Deferred income taxes                                           -             638               -             -              638
   Investment in subsidiaries                                174,312         151,082               -     (325,394)                -
                                                       -------------- --------------- --------------- -------------  ---------------
    Total current assets                                     175,799         192,148           2,657     (329,731)           40,873

Property and equipment, net                                       75         302,825             686             -          303,586
Real estate developed for sale                                     -         125,588               -             -          125,588
Goodwill                                                      17,262           2,388               -             -           19,650
Intangible assets                                                  -           2,017               -             -            2,017
Deferred financing costs                                       6,288             141               -             -            6,429
Long-term investments                                              -               -           1,520             -            1,520
Other assets                                                       -           4,827               -             -            4,827
                                                       ============== =============== =============== =============  ===============
    Total assets                                          $  199,424      $  629,934       $   4,863   $ (329,731)      $   504,490
                                                       ============== =============== =============== =============  ===============

Liabilities and Shareholder's Equity
Current liabilities
   Current portion of long-term debt                       $   3,186       $  10,665        $      -   $   (1,309)      $   12,542
   Accounts payable and other current liabilities              5,196          42,182             431         (868)           46,941
   Deposits and deferred revenue                                 300          28,422             (6)             -           28,716
   Demand note, Principal Shareholder                              -           1,846               -             -            1,846
   Due to affiliates (Note 9)                               (35,269)         101,729           (431)             -           66,029
                                                       -------------- --------------- --------------- -------------  ---------------
    Total current liabilities                               (26,587)         184,844             (6)       (2,177)          156,074

   Long-term debt, excluding current portion                  39,744          90,700              37       (2,161)          128,320
   Subordinated notes and debentures, excluding
    current portion                                          117,118          10,495               -             -          127,613
   Other long-term liabilities                                 3,510           2,443           2,864             -            8,817
   Deferred income taxes                                    (11,716)          28,433           (535)             -           16,182
                                                       -------------- --------------- --------------- -------------  ---------------
    Total liabilities                                        122,069         316,915           2,360       (4,338)          437,006

Shareholder's Equity
Common stock, par value of $.01 per share;
  1,000,000 shares authorized; 978,300 issued
  and outstanding at January 24, 1999                             10             181             101         (282)               10
Additional paid-in capital                                    73,886         254,807           1,552     (256,359)           73,886
Retained earnings (deficit)                                    3,459          58,031             850      (68,752)          (6,412)
                                                       -------------- --------------- --------------- -------------  ---------------
    Total shareholder's equity                                77,355         313,019           2,503     (325,393)           67,484

                                                       -------------- --------------- --------------- -------------  ---------------
    Total liabilities and shareholder's equity            $  199,424      $  629,934       $   4,863   $ (329,731)      $   504,490
                                                       ============== =============== =============== =============  ===============



                           Statement of Operations for the three months ended January 24, 1999
                                               (in thousands) (unaudited)

                                                      ASC East        Guarantor           Non-         Elimination     Consolidated
                                                                    Subsidiaries       Guarantor        Entries          ASC East
                                                                                     Subsidiaries

Net revenues:
    Resort                                             $  609        $   62,931        $    (74)        $     111        $   63,577
    Real estate                                             -             6,271                -                -             6,271
                                                   -----------  ----------------  --------------- ---------------- -----------------

      Total net revenues                                  609            69,202             (74)              111            69,848
                                                   -----------  ----------------  --------------- ---------------- -----------------

Operating expenses:
    Resort                                                604            43,188             (81)              111            43,822
    Real estate                                             -             7,837                -                -             7,837
    Marketing, general and administrative                 726             8,484                -                -             9,210
    Depreciation and amortization                         373             9,569               12                -             9,954
                                                   -----------  ----------------  --------------- ---------------- -----------------

      Total operating expenses                          1,703            69,078             (69)              111            70,823
                                                   -----------  ----------------  --------------- ---------------- -----------------

Income (loss) from operations                         (1,094)               124              (5)                -             (975)
    Interest expense                                    3,703             3,746              (9)                -             7,440
                                                   -----------  ----------------  --------------- ---------------- -----------------

Income (loss) before provision (benefit) for
  income taxes                                        (4,797)           (3,622)                4                -           (8,415)
Provision (benefit) for income taxes                  (1,929)           (1,358)                2                -           (3,285)
                                                   -----------  ----------------  --------------- ---------------- -----------------

Net income (loss)                                   $ (2,868)       $   (2,264)         $      2        $       -       $   (5,130)
                                                   ===========  ================  =============== ================ =================




                           Statement of Operations for the six months ended January 24, 1999
                                               (in thousands) (unaudited)

                                                   ASC East       Guarantor    Non- Guarantor   Elimination    Consolidated
                                                                Subsidiaries    Subsidiaries      Entries        ASC East
Net revenues:
    Resort                                           $  1,124      $   78,055      $     194     $    (120)      $    79,253
    Real estate                                             -          10,594              -              -           10,594
                                                  ------------ --------------- --------------  -------------  ---------------

      Total net revenues                                1,124          88,649            194          (120)           89,847
                                                  ------------ --------------- --------------  -------------  ---------------

Operating expenses:
    Resort                                              1,178          62,139            148          (120)           63,345
    Real estate                                             -          11,774              -              -           11,774
    Marketing, general and administrative               1,166          13,136              -              -           14,302
    Depreciation and amortization                         717          11,038             26              -           11,781
                                                  ------------ --------------- --------------  -------------  ---------------

      Total operating expenses                          3,061          98,087            174          (120)          101,202
                                                  ------------ --------------- --------------  -------------  ---------------

Income (loss) from operations                         (1,937)         (9,438)             20              -         (11,355)
    Interest expense (income)                           7,409           6,969           (38)              -           14,340
                                                  ------------ --------------- --------------  -------------  ---------------

Income (loss) before provision (benefit) for
  income taxes                                        (9,346)        (16,407)             58              -         (25,695)
Provision (benefit) for income taxes                  (3,529)         (6,507)             21              -         (10,015)
                                                  ------------ --------------- --------------  -------------  ---------------

Net income (loss)                                   $ (5,817)     $   (9,900)     $       37       $      -      $  (15,680)
                                                  ============ =============== ==============  =============  ===============


                           Statement of Cash Flows for the six months ended January 24, 1999
                                               (in thousands) (unaudited)


                                                              ASC East      Guarantor         Non-       Elimination   Consolidated
                                                                           Subsidiaries    Guarantor       Entries       ASC East
                                                                                          Subsidiaries

Cash flows from operating activities
Net loss                                                       $ (5,817)     $  (9,900)       $     37      $      -    $   (15,680)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                    717         11,038             26             -          11,781
    Amortization of discount on subordinated notes and
      debentures and other liabilities                               116             48              -             -             164
    Deferred income taxes                                        (3,529)        (6,507)             21             -        (10,015)
    Loss on sale of assets                                             -             23              -             -              23
    Decrease (increase) in assets:
      Restricted cash                                                  -          (601)              3             -           (598)
      Accounts receivable                                            671            717            722       (1,430)             680
      Inventory                                                       75        (4,628)              -             -         (4,553)
      Prepaid expenses                                                19            544              -             -             563
      Real estate developed for sale                                   -       (59,043)              -             -        (59,043)
      Other assets                                                     -          (157)              -            22           (135)
    Increase (decrease) in liabilities:
      Accounts payable and other current liabilities               3,694         16,381           (84)           390          20,381
      Deposits and deferred revenue                                (221)         19,286           (20)             -          19,045
      Other long-term liabilities                                  1,794             77          (368)             -           1,503
      Due to/from affiliate                                       20,271         13,096          (324)             2          33,045
                                                             ------------ -------------- -------------- ------------- --------------
    Net cash provided by (used in) operating activities           17,790       (19,626)             13       (1,016)         (2,839)
                                                             ------------ -------------- -------------- ------------- --------------

Cash flows from investing activities
       Capital expenditures                                         (45)       (17,186)              -             -        (17,231)
       Long-term investments                                           -              -            682             -             682
       Proceeds from sale of assets                                    -          1,248              -             -           1,248
       Other, net                                                    (1)            (3)              -          (22)            (26)
                                                             ------------ -------------- -------------- ------------- --------------
    Net cash provided by (used in) investing activities             (46)       (15,941)            682          (22)        (15,327)
                                                             ------------ -------------- -------------- ------------- --------------
Cash flows from financing activities
      Net borrowings under New Credit Facility                  (17,831)              -              -             -        (17,831)
      Proceeds from long-term debt                                     -         47,145              -             -          47,145
      Proceeds from capital contribution from parent                   -          1,600              -             -           1,600
      Repayment of long-term debt                                      -        (7,769)           (11)         1,038         (6,742)
      Deferred financing costs                                      (91)          (143)              -             -           (234)
                                                             ------------ -------------- -------------- ------------- --------------
    Net cash provided by (used in) financing activities         (17,922)         40,833           (11)         1,038          23,938
                                                             ------------ -------------- -------------- ------------- --------------

    Net increase (decrease) in cash and cash equivalents           (178)          5,266            684             -           5,772

    Cash and cash equivalents, beginning of period                   178          2,994            985             -           4,157
                                                             ------------ -------------- -------------- ------------- --------------

    Cash and cash equivalents, end of period                     $     -        $ 8,260     $    1,669      $      -      $    9,929
                                                               ============ ============== ============== ============= ============




                                           Balance Sheet as of July 26, 1998
                                               (in thousands) (unaudited)

                                                         ASC East        Guarantor     Non- Guarantor    Elimination    Consolidated
                                                                        Subsidiaries     Subsidiaries       Entries        ASC East

Assets
Current assets
    Cash and cash equivalents                             $    179       $   2,994        $     984         $     -       $    4,157
    Restricted cash                                              -           1,745               24               -            1,769
    Accounts receivable                                        689          10,526            1,690         (5,767)            7,138
    Inventory                                                1,562           8,664                -               -           10,226
    Prepaid expenses                                             -           1,705                -               -            1,705
    Deferred income taxes                                        -           1,289                -               -            1,289
    Investment in subsidiaries                             146,252         117,698                -       (263,950)                -
                                                      -------------  --------------  ---------------  --------------  --------------
        Total current assets                               148,682         144,621            2,698       (269,717)           26,284

Property and equipment, net                                     50         295,994              712               -          296,756
Real estate developed for sale                                   -          38,023                -               -           38,023
Goodwill                                                    17,513           2,189                -               -           19,702
Intangible assets                                                -           2,050                -               -            2,050
Deferred financing costs                                     6,643               -                -               -            6,643
Long-term investments                                            -               -            2,202               -            2,202
Other assets                                                     -           4,691                -               -            4,691
                                                      -------------  --------------  ---------------  --------------  --------------
        Total assets                                     $ 172,888      $  487,568       $    5,612     $ (269,717)       $  396,351
                                                      -------------  --------------  ---------------  --------------  --------------

Liabilities and Shareholder's Equity
Current liabilities
    Current portion of long-term debt                    $  21,062       $   9,001          $     -      $  (1,963)       $   28,100
    Accounts payable and other current liabilities           1,502          25,800              515         (1,260)           26,557
    Deposits and deferred revenue                              521           3,039               14               -            3,574
    Demand note, Principal Shareholder                           -           1,846                -               -            1,846
    Due to affiliates (Note 9)                            (55,540)          72,779            (107)               -           17,132
                                                      -------------  --------------  ---------------  --------------  --------------
        Total current liabilities                         (32,455)         112,465              422         (3,223)           77,209

    Long-term debt, excluding current portion               39,700          47,841               48         (2,544)           85,045
    Subordinated notes and debentures, excluding current
    portion                                                117,002          10,495                -               -          127,497
    Other long-term liabilities                              1,715           2,366            3,232               -            7,313
    Deferred income taxes                                  (8,187)          35,615            (555)               -           26,873
                                                       -------------  --------------  ---------------  --------------  -------------
        Total liabilities                                  117,775         208,782            3,147         (5,767)          323,937

Shareholder's Equity
Common stock, par value of $.01 per share;
  1,000,000 shares authorized; 978,300 issued and
  outstanding at July 26, 1998                                  10             181                2           (183)               10
Additional paid-in capital                                  63,136         228,158            1,651       (229,809)           63,136
Retained earnings (deficit)                                (8,033)          50,447              812        (33,958)            9,268
                                                      -------------  --------------  ---------------  --------------  --------------
        Total shareholder's equity                          55,113         278,786            2,465       (263,950)           72,414
                                                      -------------  --------------  ---------------  --------------  --------------
        Total liabilities and shareholder's equity       $ 172,888      $  487,568       $    5,612     $ (269,717)       $  396,351
                                                      =============  ==============  ===============  ==============  ==============


                          Statement of Operations for the three months ended January 25, 1998
                                               (in thousands) (unaudited)

                                                      ASC East        Guarantor           Non-         Elimination     Consolidated
                                                                    Subsidiaries       Guarantor        Entries          ASC East
                                                                                     Subsidiaries
Net revenues:
    Resort                                            $ 2,056        $   68,099         $    339       $    (369)        $   70,125
    Real estate                                             -             7,890                -                -             7,890
                                                   -----------  ----------------  --------------- ---------------- -----------------

      Total net revenues                                2,056            75,989              339            (369)            78,015
                                                   -----------  ----------------  --------------- ---------------- -----------------

Operating expenses:
    Resort                                                772            42,645              430            (369)            43,478
    Real estate                                             -             5,223                -                -             5,223
    Marketing, general and administrative                   -             7,247                9                -             7,256
    Stock compensation charge                               -                 -                -                -                 -
    Depreciation and amortization                         381             7,768                2                -             8,151
                                                   -----------  ----------------  --------------- ---------------- -----------------

      Total operating expenses                          1,153            62,883              441            (369)            64,108
                                                   -----------  ----------------  --------------- ---------------- -----------------

Income (loss) from operations                             903            13,106            (102)                -            13,907
    Interest expense                                    3,707             4,054          (1,227)                -             6,534
                                                   -----------  ----------------  --------------- ---------------- -----------------

Income (loss) before provision (benefit) for
  income taxes                                        (2,804)             9,052            1,125                -             7,373
Provision (benefit) for income taxes                    (623)             3,509             (10)                -             2,876
                                                   -----------  ----------------  --------------- ---------------- -----------------

Income (loss) from continuing operations              (2,181)             5,543            1,135                -             4,497

Extraordinary loss, net of income tax benefit           4,266               198                -                -             4,464
                                                   -----------  ----------------  --------------- ---------------- -----------------

Net income (loss)                                   $ (6,447)        $    5,345        $   1,135        $       -         $      33
                                                   ===========  ================  =============== ================ =================



                           Statement of Operations for the six months ended January 25, 1998
                                               (in thousands) (unaudited)


                                                   ASC East       Guarantor    Non- Guarantor   Elimination    Consolidated
                                                                Subsidiaries    Subsidiaries      Entries        ASC East
Net revenues:
    Resort                                           $  2,815      $   80,709       $    761      $   (702)       $   83,583
    Real estate                                             -           8,700              -              -            8,700
                                                  ------------ --------------- --------------  -------------  ---------------

      Total net revenues                                2,815          89,409            761          (702)           92,283
                                                  ------------ --------------- --------------  -------------  ---------------

Operating expenses:
    Resort                                              1,127          59,569            820          (702)           60,814
    Real estate                                             -           6,148              -              -            6,148
    Marketing, general and administrative               1,932          11,853             11              -           13,796
    Stock compensation charge                           3,271               -              -              -            3,271
    Depreciation and amortization                         828           8,769              4              -            9,601
                                                  ------------ --------------- --------------  -------------  ---------------

      Total operating expenses                          7,158          86,339            835          (702)           93,630
                                                  ------------ --------------- --------------  -------------  ---------------

Income (loss) from operations                         (4,343)           3,070           (74)              -          (1,347)
    Interest expense (income)                           9,604           4,862        (1,225)              -           13,241
                                                  ------------ --------------- --------------  -------------  ---------------

Income (loss) before provision (benefit) for
  income taxes                                       (13,947)         (1,792)          1,151              -         (14,588)
Provision (benefit) for income taxes                  (4,732)           (825)            (0)              -          (5,557)
                                                  ------------ --------------- --------------  -------------  ---------------

Income (loss) from continuing operations              (9,215)           (967)          1,151              -          (9,031)

Extraordinary loss, net of income tax benefit           4,266             198              -              -            4,464
                                                  ============ =============== ==============  =============  ===============
Net loss                                           $ (13,481)     $   (1,165)      $   1,151       $      -     $   (13,495)
                                                  ============ =============== ==============  =============  ===============



                           Statement of Cash Flows for the six months ended January 25, 1998
                                               (in thousands) (unaudited)

                                                          ASC East        Guarantor         Non-        Elimination    Consolidated
                                                                        Subsidiaries     Guarantor       Entries        ASC East
                                                                                       Subsidiaries

Cash flows from operating activities
Net loss                                                  $ (13,481)     $  (1,165)       $   1,151        $     -      $   (13,495)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                828          8,769               4              -             9,601
    Amortization of discount on subordinated notes and
     other liabilities                                            97             48               -              -               145
    Deferred income taxes                                    (7,460)          (659)           (432)              -           (8,551)
    Extraordinary loss                                         7,318              -               -              -             7,318
    Stock compensation charge                                  3,271              -               -              -             3,271
    Decrease (increase) in assets:
       Restricted cash                                             -          (699)               6              -             (693)
       Accounts receivable                                     (848)        (3,559)           (237)          (951)           (5,595)
       Inventory                                                  80        (6,544)               -              -           (6,464)
       Prepaid expenses                                        (133)            249           (926)              -             (810)
       Real estate developed for sale                              -       (42,386)             538              -          (41,848)
       Other assets                                              349             27               -              -               376
    Increase (decrease) in liabilities:
       Accounts payable and other current liabilities          1,466         10,571             111           (22)            12,126
       Deposits and deferred revenue                             378         14,292            (39)              -            14,631
       Other long-term liabilities                             (194)          1,059           (392)              -               473
       Due to/from affiliate                                   3,129         13,133           (182)          (163)            15,917
                                                        -------------  -------------  --------------  -------------  ---------------
    Net cash provided by (used in) operating activities      (5,200)        (6,864)           (398)        (1,136)          (13,598)
                                                        -------------  -------------  --------------  -------------  ---------------

Cash flows from investing activities
        Capital expenditures                                 (1,987)       (30,178)             (1)              -          (32,166)
        Long-term investments                                      -              -           1,075              -             1,075
                                                        -------------  -------------  --------------  -------------  ---------------
    Net cash provided by (used in) investing activities      (1,987)       (30,178)           1,074              -          (31,091)
                                                        -------------  -------------  --------------  -------------  ---------------


Cash flows from financing activities
        Net borrowings under New Credit Facility             53,444              -               -              -            53,444
        Repayment of Old Credit Facility                   (59,623)              -               -              -          (59,623)
        Proceeds from capital contribution from parent       36,004              -               -            646            36,650
        Repayment of subordinated debt                     (21,882)              -               -              -          (21,882)
        Proceeds from long-term debt                          4,330         45,957               -              -            50,287
        Repayment of long-term debt                               -        (3,881)           (122)            490           (3,513)
        Cash payment in connection with
             the early retirement of debt                   (5,086)              -               -              -           (5,086)
                                                        -------------  -------------  --------------  -------------  ---------------
    Net cash provided by (used in) financing activities       7,187         42,076           (122)          1,136            50,277
                                                        -------------  -------------  --------------  -------------  ---------------

    Net increase (decrease) in cash and cash
    equivalents                                                   -          5,034             554              -             5,588

    Cash and cash equivalents, beginning of period               18          2,182             434              -             2,634
                                                        =============  =============  ==============  =============  ===============
    Cash and cash equivalents, end of period                $    18      $   7,216        $    988        $     -        $    8,222
                                                        =============  =============  ==============  =============  ===============



     11. Long Term Debt. The Company and the Company's Parent has negotiated an amendment to the Senior Credit Facility on March 3, 1999 (the "Credit Facility Amendment") which significantly modifies the covenant requirements for the current quarter and on a prospective basis. The Credit Facility Amendment requires minimum quarterly EBITDA (as defined within the credit agreement) levels starting with the Company's third quarter of fiscal 1999 and places a maximum level of non-real estate capital expenditures for fiscal 2000 of between $15 and $20 million, with maximum levels depending on the Company's, and subsidiaries of the Company's Parent's, ability to consummate sales of certain non-strategic assets, as defined in the Credit Facility Amendment. Following fiscal 2000, annual resort capital expenditures (exclusive of real estate capital expenditures) are capped at the lesser of (i) $35 million or (ii) the total of consolidated EBITDA for the four fiscal quarters ended April of the previous fiscal year less consolidated debt service for the same period.

         On September 25, 1998 one of the Company's Subsidiaries, Grand Summit Resort Properties, Inc., ("GSRP", the Company's Grand Summit development subsidiary) closed on a construction loan facility (the "Textron Facility") with TFC Textron Financial. A project at the Canyons and a project at Steamboat were initially planned to be financed through the Textron Facility. In early March, 1999, Textron advised GSRP that it was having difficulties syndicating the Steamboat portion of the Textron Facility. On March 8, 1999, GSRP released Textron from its obligation to syndicate the Steamboat portion of the Textron Facility.

         The construction of the Canyons project is being financed by the Textron Facility. When fully syndicated, the Textron Facility will have a maximum principal amount of $95 million, bears interest at the rate of prime plus 1.5% per annum (payable monthly in arrears), is subject to a 9.25% floor and matures on September 24, 2002. The principal of the Textron Facility is payable incrementally as quartershare sales are closed at the rate of 80% of the net proceeds of each closing. The Textron Facility is collateralized by mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River and Attitash Bear Peak), and is subject to customary covenants, representations and warranties for this type of construction facility. The Textron Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of GSRP, which comprise substantial assets of the Company). As of January 24, 1999, the total assets that collateralized the Real Estate Facilities, and are included in the accompanying condensed consolidated balance sheet, was approximately $164.5 million.

         The Company currently expects that the Steamboat project will be financed through a construction loan syndicated by BankBoston, N.A.

          On December 19, 1998 another of the Company's subsidiaries closed on a construction loan facility between Canyons Resort Properties, Inc., (a wholly owned subsidiary of Resort Properties) and KeyBank, N.A. (the "Key Facility"). The Key Facility will have a maximum principal amount of $29 million, will bear an interest rate of prime plus 1/4% per annum (payable monthly in arrears), and matures on June 30, 2000. The Company expects to begin drawing under the Key Facility in March or April of 1999, following completion of the required equity contribution of the Company. The Key Facility is collateralized by a mortgage and security interest in the Sundial Lodge project, a $5 million payment guaranty of Resort Properties, and a full completion guaranty of Resort Properties. The Key Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of Resort Properties and its subsidiaries).

         On January 8, 1999, one of the Company's Subsidiaries American Skiing Company Resort Properties ("Resort Properties") closed on a term loan facility (the "Resort Properties Term Facility") with BankBoston. The Resort Properties Term Facility has a maximum principal amount of $58 million, currently bears interest at a rate of 16% per annum (payable monthly in arrears) and matures on June 30, 2001. The terms of the Resort Properties Term Facility are subject to change as the arrangement becomes fully syndicated. The Resorts Property Term Facility is currently fully underwritten by Bank Boston. The Resort Properties Term Facility is collateralized by security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including Grand Summit Resort Properties, the Company's hotel development subsidiary). As of January 24, 1999, the total assets that collateralized the Resort Properties Term Facility and are included in the accompanying condensed consolidated balance sheet was approximately $164.5 million. The Resort Properties Term Facility is non-recourse to American Skiing Company and its resort operating subsidiaries, however, alterations in the Resort Properties Term Facility resulting from syndication requirements could also modify the non-recourse nature of that facility to the Company and its resort operating subsidiaries.

       12. Recently Issued Accounting Standards. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for all fiscal quarters of all fiscal years beginning after December 15, 1997 (the fiscal year ending July 25, 1999 for the Company). This pronouncement requires disclosure of comprehensive income and its components in interim and annual reports. Total comprehensive income components included in stockholders' equity include any changes in equity during a period that are not the result of transactions with owners, including cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and minimum pension liabilities. As of January 24, 1999, the Company has no such items of comprehensive income. As such, the Company's adoption of SFAS 130 had no effect on the accompanying condensed consolidated financial statements for the three and six months ended January 24, 1999.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement established standards for reporting information on operating segments in interim and annual financial statements. SFAS 131 is effective for fiscal years beginning after December 15, 1997 (the fiscal year ending July 25, 1999 for the Company) and does not require application to interim financial statements in the initial year of application. As the company already discloses segment information under SFAS 14, "Financial Reporting for Segments of a Business Enterprise", management does not believe the adoption of SFAS 131 will result in a change in the composition of the Company's operating segments, or in the previously reported net income for each segment. Additional disclosure to comply with SFAS 131 will be required in the Company's audited financial statements for the current fiscal year ending July 25, 1999.

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999 (the fiscal year ending July 30, 2000 for the Company). This pronouncement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company is currently reviewing the impact of SFAS 133 on its consolidated financial statements.

     12. Commitments and Contingencies. The Parent's President, Chief Executive Officer and majority shareholder (the "Majority Shareholder") is the obligor under a margin loan (the "Margin Loan") with ING (U.S.) Capital Corporation. The Margin Loan has two different maintenance bases: (i) one which requires that the aggregate market value of the collateral be at a certain level in order to take additional advances under the arrangement to make interest payments (the "Advance Base") and (ii) one which requires that the aggregate market value of the collateral be at a certain level in order to avoid a default under the terms of the Margin Loan (the "Minimum Base"). The Margin Loan is collateralized by the Majority Shareholder's 833,333 shares of the Parent's Common Stock and 14,760,530 shares of the Parent's Class A Common Stock. At any time that the aggregate market value of the collateral is below the Minimum Base, the Majority Shareholder is required to either pay down the balance of the Margin Loan or to pledge additional collateral. The Company is not liable for, nor do any of its assets collateralize, the Margin Loan. However, a default under the Margin Loan that is not cured within the applicable grace period could result in a realization by ING of some or all of the Majority Shareholder's shares of the Parent's Common and Class A Common Stock which could result in a change in control of the Parent. A change in control of the Parent could cause a default under one or more of the Parent's and the Company's major credit facilities (including the Notes), which would likely be material and adverse to the Parent and the Company, and could also limit the annual utilization of the Company's current net operating losses for income taxes under section 382 of the Internal Revenue Code. At no time during the six month period ended January 24, 1999 has the aggregate market value of the collateral been below the Advance Base or the Minimum Base. From January 25, 1999 through March 9, 1999, the aggregate market value of the collateral for the Margin Loan has been, at times, below the Advance Base. However, at no time from January 25, 1999 through March 9, 1999 has the aggregate market value of the collateral been below the Minimum Base.

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

       The following is management's discussion and analysis of financial condition and results of operations for the three and six months ended January 24, 1999. As you read the material below, we urge you to carefully consider our condensed, consolidated financial statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form 10-K for the fiscal year ended July 26, 1998, filed with the Securities and Exchange Commission on November 9, 1998. Portions of this presentation have been reduced in scope pursuant to General Instruction (H) of Form 10-Q.

                         Liquidity and Capital Resources

         Short-Term. The Company's primary short-term liquidity needs are funding seasonal working capital requirements, continuing and completing real estate development projects, funding its summer 1999 capital improvement program and servicing indebtedness. Cash requirements for ski-related and real estate development activities are provided by separate sources. The Company's primary sources of liquidity for ski-related working capital and ski-related capital improvements are cash flow from operations of its non-real estate subsidiaries and borrowings under the Senior Credit Facility (as hereinafter defined). Real estate development and real estate working capital is funded primarily through construction financing facilities established for major real estate development projects and through a term loan facility established through the Company's real estate development holding company, American Skiing Company Resort Properties, Inc. ("Resort Properties"). The construction financing facilities and Resort Properties term loan facility (collectively, the "Real Estate Facilities") are without recourse to ASC East, Inc. and its resort operating subsidiaries. The Real Estate Facilities are collateralized by significant real estate assets of Resort Properties and its subsidiaries, including, without limitation, the assets and stock of Grand Summit Resort Properties, Inc., the Company's primary hotel development subsidiary. As of January 24, 1999, the total assets that collateralized the Real Estate Facilities, and are included in the accompanying condensed consolidated balance sheet, was approximately $164.5 million.

         The Company established a senior credit facility on November 12, 1997 (as amended to date, the "Senior Credit Facility"). The Senior Credit Facility is divided into two sub-facilities, $65 million of which ($19.2 million of which was available at March 1, 1999) is available for borrowings by the Company and its resort operating subsidiaries (the "East Facility") and the remainder of which is available for borrowings only by subsidiaries of the Company's parent, American Skiing Company (the "Parent") other than the Company and its subsidiaries (the "West Facility"). The East Facility consists of a six-year revolving credit facility in the amount of $35 million and an eight-year term facility in the amount of $30 million.

         The maximum availability under the revolving facility will reduce over the term of the East Facility by certain prescribed amounts. The term facility amortizes at an annual rate of approximately 1.0% of the principal amount for the first six years with the remaining portion of the principal due in two substantially equal installments in years seven and eight. Beginning in July 1999, the East Facility requires mandatory prepayment of 50% of the Company's excess cash flows during any period in which the ratio of the Company's total senior debt to EBITDA (as defined within the credit agreement) exceeds 3.50 to
1. In no event, however, will such mandatory prepayments reduce the revolving facility commitment below $35 million. The East Facility contains affirmative, negative and financial covenants customary for this type of credit facility, including maintenance of certain financial ratios. Except for a leverage test, compliance with financial covenants is determined on a consolidated basis with remaining subsidiaries of the Parent notwithstanding the bifurcation of the Senior Credit Facility into sub-facilities. The East Facility is collateralized by substantially all the assets of ASC East, Inc. and its subsidiaries, except its real estate development subsidiaries (consisting of Resort Properties and its subsidiaries), which are not borrowers under the Senior Credit Facility.

        The revolving facility is subject to an annual 30-day clean down requirement to an outstanding balance of not more than $10 million, which clean down period must include April 30 of each fiscal year. The Company anticipates that its most immediate capital need is meeting this mandatory 30 day clean down period in 1999. Due to the adverse weather conditions experienced by the Company during its second fiscal quarter of 1999 and their resulting impact on the Company's cash flows, the Company expects to take one or more of the following steps in order to meet the clean down requirements and improve cash flows for the remainder of fiscal 1999 and fiscal 2000: (a) the sale of some of the
Company's non-strategic assets (assets deemed by management not to be significant to its skiing and other resort activities), (b) a reduction of capital expenditures for the remainder of fiscal 1999 and fiscal 2000, and (c) a reduction of the operating expenditures of the Company and its subsidiaries. During the clean down period, the Company expects to have little, if any, borrowing availability under the East Facility and will have limited ability to fund unusual and/or infrequent expenses. The failure to meet the clean down requirements under the East Facility or the West Facility would result in an event of default under the Senior Credit Facility, which, if unremedied and not waived by the lenders under the Senior Credit Facility, would also constitute an event of default under the Resort Properties Term Loan, the Textron Facility, the Key Facility (each as defined below) and the Notes. In the event of such defaults, the Company would be forced to renegotiate the terms of such facilities with its respective lenders and/or raise sufficient capital to refinance one or more of such facilities. There can be no assurance that the Company will generate sufficient cash from operations (including reductions of expenses) or asset sales to meet the clean down requirements or, if it fails to do so, that the Company would be successful in its efforts to renegotiate such terms or obtain such additional capital, and the consequences of such failure would likely be material and adverse to the Company.

         Due to the adverse weather conditions in the eastern United States during the Company's second fiscal quarter of 1999 and their effect on the Company's second quarter revenue, EBITDA and net income, the Company entered into an amendment to the East Facility on March 3, 1999 (the "Credit Facility Amendment") which significantly modifies the covenant requirements of the Senior Credit Facility for the current quarter and on a prospective basis. Based upon historical operations, management presently anticipates that the Company will be able to meet the financial covenants of the East Facility as amended by the

Credit Facility Amendment. Failure to meet one or more of these covenants could result in an event of default under the East Facility. In the event that such default was not waived by the lenders holding a majority of the debt under the East Facility, such default would also constitute defaults under one or more of the Textron Facility, the Key Facility, the Resort Properties Term Loan (each hereinafter defined) and the Notes, the consequence of which would likely be material and adverse to the Company.

         The Credit Facility Amendment also places a maximum level of non-real estate capital expenditures for fiscal 2000 of between $15 million and $20 million by the Company, the Parent, and their respective direct and indirect subsidiaries (other than Resort Properties and its subsidiaries), with maximum levels depending on the Parent and its subsidiaries' ability to consummate sales of certain non-strategic assets. Following fiscal 2000, annual resort capital expenditures for the parent and its subsidiaries (exclusive of real estate capital expenditures) are capped at the lesser of (i) $35 million or (ii) the total of (a) consolidated EBITDA for the four fiscal quarters ended in April of the previous fiscal year less (b) consolidated debt service for the same period.

        Summer 1998 capital improvements were funded through the East Facility and a $2 million leasing facility arranged by BancBoston Leasing, Inc.. The Company's summer 1999 resort capital improvement program is expected to be funded through the East Facility.

        Interim funding of working capital for Resort Properties and its 1998 real estate development program was obtained through a loan from BankBoston, N.A. in the maximum amount of $30 million, which closed on September 4, 1998 and had an interest rate of 14% (the "Bridge Loan"). On January 8, 1999, the Bridge Loan was paid with proceeds from a term loan facility between BankBoston and Resort Properties in the maximum principal amount of $58 million (the "Resort Properties Term Facility"). The Resort Properties Term Facility currently bears interest at a rate of 16% per annum (payable monthly in arrears) and matures on June 30, 2001. As of March 1, 1999, $39.9 million was outstanding under the Resort Properties Term Facility. Although the Company expects that the terms of the Resort Properties Term Facility will remain substantially similar to current terms, one or more of those terms (excepting certain terms such as the maturity date and commitment fee) may be altered depending on the requirements for syndication of the Resort Properties Term Facility, and such alterations could be material and adverse to the Company. The possibility exists that the Company's second quarter financial results could adversely affect the syndication of the Resort Properties Term Facility and result in alteration of the terms of such facility to facilitate syndication, which alterations could be material and adverse to the Company. The Resort Properties Term Facility is collateralized by security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including Grand
Summit Resort Properties, the Company's hotel development subsidiary). As of January 24, 1999, the total assets that collateralized the Resort Properties Term Facility and are included in the Company's consolidated balance sheet was approximately $164.5 million. The Resort Properties Term Facility is non-recourse to the Company and its resort operating subsidiaries.

     The Company runs substantially all of its real estate development through single purpose subsidiaries, each of which is a wholly-owned subsidiary of Resort Properties. In its fourth fiscal quarter of 1998, the Company commenced construction on three new hotel projects (two at The Canyons in Utah and one at Steamboat in Colorado). Two of these new hotel projects are Grand Summit Hotels which are being constructed by Grand Summit Resort Properties, Inc., ("GSRP", the Company's Grand Summit development subsidiary). The Grand Summit Hotel at The Canyons is being financed through a construction loan facility among GSRP and various lenders, including TFC Textron Financial, the syndication agent and administrative agent, which closed on September 25, 1998 (the "Textron Facility"). The Company's other Grand Summit Hotel is being constructed at the Company's Steamboat resort in Colorado. The project was initially planned to be financed through the Textron Facility. In early March, 1999, Textron advised GSRP that it was having difficulties syndicating the Steamboat portion of the Textron Facility. On March 8, 1999, GSRP released Textron from its obligation to syndicate the Steamboat portion of the Textron Facility.

         When fully syndicated, the Textron Facility will have a maximum principal amount of $95 million. As of March 1, 1999, the amount outstanding under this loan was $25.2 million. A portion of the proceeds of the Textron Facility (approximately $31 million) were used to repay an existing facility with TFC Textron which had been applied to finance construction of Grand Summit Hotels at Killington, Mt. Snow, Sunday River and Attitash Bear Peak. The Textron Facility bears interest at the rate of prime plus 1.5% per annum (payable monthly in arrears), is subject to a 9.25% floor and matures on September 24, 2002. The principal of the Textron Facility is payable incrementally as quartershare sales are closed at the rate of 80% of the net proceeds of each closing. The Textron Facility is collateralized by mortgages against the project site (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River and Attitash Bear Peak), and is subject to customary covenants, representations and warranties for this type of construction facility. The Textron Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of GSRP, which comprise substantial assets of the Company). The Textron Facility, together with funds invested by the Company, is expected to be sufficient to fund the Company's Grand Summit Hotel project at The Canyons. The Textron Facility is currently being syndicated for participants for the full amount of the facility, and, as of March 1, 1999, Textron has committed to, or secured commitments for, approximately $70 million of the facility on currently existing terms. The Company expects that the Textron Facility will be fully syndicated on terms identical or substantially similar to those currently in place. There can be no assurance, however, that the Textron Facility will be fully syndicated or will be fully syndicated on terms acceptable to the Company. Failure to fully syndicate the Textron Facility on terms acceptable to the Company would require Resort Properties and GSRP to seek alternative or additional financing sources for the Grand Summit Hotels currently under construction at the Canyons or to curtail further construction activities. The possibility exists that the Company's second quarter financial results could adversely affect the syndication of the Textron Facility and result in alteration of the terms of such facility to facilitate syndication, which alterations could be material and adverse to the Company and could change the non-recourse nature of the Textron Facility to the Company and its resort operating subsidiaries (other than ASC East and its resort operating subsidiaries).

         The Company currently expects that the Steamboat Grand Summit Hotel will be financed through a construction loan syndicated by BankBoston, N.A.. There can be no assurance, however, that this loan will be fully syndicated or will be fully syndicated on terms acceptable to the Company. Failure to fully syndicate the Steamboat construction loan on terms acceptable to the Company would require Resort Properties and GSRP to seek alternative or additional funding sources for the Grand Summit Hotel currently under construction at Steamboat or to curtail further construction activities.

         The remaining hotel project commenced by the Company in 1998, the Sundial Lodge project at The Canyons, is being financed through a construction loan facility between Canyons Resort Properties, Inc., (a wholly-owned subsidiary of Resort Properties) and KeyBank, N.A. (the "Key Facility"). The Key Facility will have a maximum principal amount of $29 million, will bear an interest rate of prime plus 1/4% per annum (payable monthly in arrears), and matures on June 30, 2000. Additional costs (approximately $8 million) for the Sundial Lodge project have been financed through proceeds of the Resort Properties Term Facility, which have been loaned on an intercompany basis by Resort Properties to Canyons Resort Properties, Inc.. The Key Facility closed on December 19, 1998. The Company expects to begin drawing under the Key Facility in March or April of 1999, following completion of the required equity contribution (approximately $8 million) of the Company in the Sundial Lodge project. The Key Facility is collateralized by a mortgage and security interest in the Sundial Lodge project, a $5 million payment guaranty of Resort
Properties, and a full completion guaranty of Resort Properties. The Key Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of Resort Properties and its subsidiaries).

         As of January 24, 1999, the total assets that collateralized the Real Estate Facilities, and are included in the accompanying condensed consolidated balance sheet, was approximately $164.5 million.

     The Parent's President, Chief Executive Officer and majority shareholder (the "Majority Shareholder") is the obligor under a margin loan (the "Margin Loan") with ING (U.S.) Capital Corporation. The Margin Loan has two different maintenance bases: (i) one which requires that the aggregate market value of the collateral be at a certain level in order to take additional advances under the arrangement to make interest payments (the "Advance Base") and (ii) one which requires that the aggregate market value of the collateral be at a certain level in order to avoid a default under the terms of the Margin Loan (the "Minimum Base"). The Margin Loan is collateralized by the Majority Shareholder's 833,333 shares of the Parent's Common Stock and 14,760,530 shares of the Parent's Class A Common Stock. At any time that the aggregate market value of the collateral is below the Minimum Base, the Majority Shareholder is required to either pay down the balance of the Margin Loan or to pledge additional collateral. The Company is not liable for, nor do any of its assets collateralize, the Margin Loan. However, a default under the Margin Loan that is not cured within the applicable grace period could result in a realization by ING of some or all of the Majority Shareholder's shares of the Parent's Common and Class A Common Stock which could result in a change in control of the Parent. A change in control of the Parent could cause a default under one or more of the Parent's and the Company's major credit facilities (including the Notes), which would likely be material and adverse to the Parent and the Company, and could also limit the annual utilization of the Company's current net operating losses for income taxes under section 382 of the Internal Revenue Code. At no time during the six month period ended January 24, 1999 has the aggregate market value of the collateral been below the Advance Base or the Minimum Base. From January 25, 1999 through March 9, 1999, the aggregate market value of the collateral for the Margin Loan has been, at times, below the Advance Base. However, at no time from January 25, 1999 through March 9, 1999 has the aggregate market value of the collateral been below the Minimum Base. The Majority Shareholder has indicated to management of the Company's Parent that he has both the means and the intent to pay down and/or further collateralize the Margin Loan as necessary to prevent a default under such loan. The Company can provide no assurances that the Majority Shareholder will prevent a default.

         Long-Term. The Company's primary long-term liquidity needs are to fund skiing related capital improvements at certain of its resorts and development of its slopeside real estate. The Company has invested over $85 million in skiing related facilities in fiscal years 1997 and 1998 combined. As a result, the Company expects its resort capital programs for the next several fiscal years to be more limited in size. The fiscal 1999 resort capital program is expected to total approximately $30 million, substantially all of which was expended or fully committed prior to January 24, 1999. The fiscal 2000 resort capital program is estimated at between $7 million and $11 million.

         The Company's largest long-term capital needs relate to certain resort capital expenditure projects and the Company's real estate development program. For the next two fiscal years, the Company anticipates its annual maintenance capital needs to be approximately $7 million. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of the Company's growth capital program. Although specific capital expenditures can be deferred for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements. The Company's practice is to finance on-mountain capital improvements through resort cash flow and the East Facility. The size and scope of the capital improvement program will generally be determined annually depending upon future availability of cash flow from each season's resort operations and future borrowing availability and covenant restrictions under the East Facility. The Credit Facility Amendment places a maximum level of non-real estate capital expenditures by the Company, its Parent, and their respective subsidiaries for fiscal 2001 and beyond at the lesser of (i) $35 million or (ii) the total of (a) consolidated EBITDA (as defined therein) for the four fiscal quarters ended in April of the previous fiscal year less (b) consolidated debt service for the same period. Management believes that these capital expenditure amounts will be sufficient to meet the Company's needs for non-real estate capital expenditures for the near future.

         The Company's business plan anticipates the development of both Grand Summit hotels and condominium hotels at several resorts, and resort villages at Sunday River, Killington, The Canyons, Steamboat and Heavenly. The timing and extent of these projects is subject to local and state permitting requirements which may be beyond the Company's control, as well as to the Company's cash flow requirements and availability of external capital. Substantially all of the Company's real estate development is undertaken through the Company's real estate development subsidiary, Resort Properties. Recourse on indebtedness incurred to finance this real estate development is limited to Resort Properties and/or its subsidiaries (including GSRP). Such indebtedness is generally collateralized by the projects financed under the particular indebtedness which, in some cases, constitutes a significant portion of the assets of the Company. As of January 24, 1999, the total assets that collateralized this debt, and are included in the condensed consolidated balance sheet, totaled approximately $164.5 million. Resort Properties' seven existing development projects are currently being funded by the Resort Properties Term Facility, the Textron Facility and the Key Facility.

         The Company expects to undertake future real estate development projects through special purpose subsidiaries with financing provided principally on a non-recourse basis to the Company and its resort operating subsidiaries. Although this financing is expected to be non-recourse to the Company and its resort subsidiaries, it will likely be collateralized by existing and future real estate projects of the Company which may constitute significant assets of the Company. Required equity contributions for these projects must be generated before those projects can be undertaken. Potential sources of equity contributions include sales proceeds from existing real estate projects and assets, and potential sales of equity interests in Resort Properties and/or its real estate development subsidiaries. Financing commitments for future real estate development do not currently exist, and no assurance can be given that they will be available or established. The Company will be required to establish both equity sources and construction facilities or other financing arrangements for these projects before undertaking each development.

                        Changes in Results of Operations

Second Quarter of Fiscal 1999 compared to the Second Quarter of Fiscal 1998.

     1. Resort revenues. Resort revenues decreased $6.5 million, or 9.3%, from $70.1 million for the three months ended January 25, 1998 to $63.6 million for the three months ended January 24, 1999. The decrease is primarily attributable to unseasonably warm weather and a lack of natural snowfall in New England, which resulted in a decline in paid skier visits at many of the Company's resorts. The majority of this decrease is from lift ticket revenues, retail sales and skier development revenues, all of which are directly related to the decrease in paid skier visits.

     2. Real estate revenues. Real estate revenue decreased $1.6 million, or 20.3%, from $7.9 million for the three months ended January 25, 1998 to $6.3 million for the three months ended January 24, 1999. The majority of this decrease is attributable to the substantial levels of revenues in fiscal 1998 resulting from closing of pre-sold quartershare units at the Jordan Grand Hotel at Sunday River. This hotel was completed during the second fiscal quarter of 1998, at which time the Company recorded $6.3 million in sales revenue, most of which represented closings of units pre-sold over the previous 14 months. During the second fiscal quarter of 1999, the Company realized $1.6 million in on-going sales at the Jordan Grand Hotel. This $4.8 million decrease in sales at the Jordan Grand Hotel was offset by increases in quartershare unit sales of $1.2 million each at the Company's Grand Summit Hotels at Killington and Mt. Snow, both of which were completed during the second fiscal quarter of 1998. Accordingly no sales revenue was realized for these projects during the second fiscal quarter of 1998. The Company also realized $0.9 million of revenue from the sale of Locke Mountain Townhouses at Sunday River in the second fiscal quarter of 1999.

     3. Cost of resort operations. Cost of resort operations increased $0.3 million, or 0.7%, from $43.5 million for the three months ended January 25, 1998 to $43.8 million for the three months ended January 24, 1999. The Company experienced an increase in costs associated with four new hotels and four new Perfect Turn Discovery Centers which were slightly offset by decreased mountain operating costs due to the slow start to the ski season.

     4. Cost of real estate operations. Cost of real estate operations increased $2.6 million, or 50.0% from $5.2 million for the three months ended January 25, 1998 to $7.8 million for the three months ended January 24, 1999. The increase is attributable to a) the write-off of $0.7 million in prepaid advertising and commission charges incurred in generating pre-sale contracts, some of which have subsequently expired, for a Grand Summit Hotel at the Company's Sugarbush resort, of which the timing of development is currently being re-evaluated by the Company, b) $0.8 million of expenses incurred relating to the Company's unsuccessful $300 million bond offering which was undertaken principally to provide additional financing for the Company's real estate projects, c) cost of unit sales of Locke Mountain Townhouses at Sunday River of $0.9 million and d) an increase of $1.2 million in selling and administrative costs associated with increased activity relating to the company's existing and planned real estate projects. These increases were slightly offset by an overall decrease in cost of sales of quartershare units of $0.9 million at the existing Grand Summit Hotels ($2.8 million decrease at the Jordan Grand Hotel due to a decrease in sales, and increases at the Killington and Mt. Snow hotels of $1.0 million and $0.9 million, respectively due to increases in sales at those hotels). These costs of unit sales also include $0.5 million in expenses related to unit upgrades at these hotels.

     5. Marketing, general and administrative. Marketing, general and administrative expenses increased $1.9 million, or 26.0%, from $7.3 million for the three months ended January 25, 1998 to $9.2 million for the three months ended January 24, 1999. Of this increase, $0.6 million is attributable to corporate overhead costs allocated from the Company's parent (See Note 9 -Related Party Transactions). The remaining increase can be attributable to marketing charges related to the Company's four new hotels and increased marketing campaigns at all of the resorts.

     6. Depreciation and amortization. Depreciation and amortization increased $1.8 million or 22.0%, from $8.2 million for the three months ended January 25, 1998 to $10.0 million for the three months ended January 24, 1999. Additional depreciation expense related to the Company's recent capital improvements accounts for approximately $2.0 million of this increase. The change in the estimated useful lives of certain of the Company's ski-related assets decreased depreciation expense by $0.3 million compared to the second fiscal quarter of 1998. See Note 1-Change in Accounting Estimate.

     7. Interest expense. Interest expense increased $0.9 million, or 13.8%, from $6.5 million for the three months ended January 25, 1998 to $7.4 million for the three months ended January 24, 1999 mainly due to increased debt levels associated with financing the Company's recent capital improvements.

     8. Provision for income taxes. Provision for income taxes decreased $6.2 million, from a provision $2.9 million for the three months ended January 25, 1998 to a benefit of $3.3 million for the three months ended January 24, 1999. The increase is attributable to the increase in the Company's net loss for the three months ended January 24, 1999 as compared to the three months ended January 25, 1998.

First Six Months of Fiscal 1999 compared to the First Six Months of Fiscal 1998.

     1. Resort revenues. Resort revenues decreased $4.3 million, or 5.1%, from $83.6 million for the six months ended January 25, 1998 to $79.3 million for the six months ended January 24, 1999. The majority of this decrease ($5.4 million) is from lift ticket and skier development revenues, both of which are directly related to the decrease in paid skier visits due to the unseasonably warm weather and the lack of natural snowfall experienced in New England during the period. There was also a $1.9 million decrease in revenues from existing food and beverage and lodging outlets directly related to the decrease in skier days. Offsetting these decreases was a $2.6 million increase in food and beverage and lodging revenues related to the Company's four new hotels.

     2. Real estate revenues. Real estate revenue increased $1.9 million, or 21.8%, from $8.7 million for the six months ended January 25, 1998 to $10.6 million for the six months ended January 24, 1999. The increase is primarily attributable to $4.5 million in quartershare unit sales at Grand Summit Resort Hotels at the Company's Killington ($2.0 million) and Mount Snow ($2.5 million) resorts, and $2.0 million from the sale of Locke Mountain townhouses at the Company's Sunday River resort during the six months ended January 24, 1999. All three of the above projects commenced sales during the third fiscal quarter of 1998. Accordingly, no sales revenues were realized for these projects for the six months ended January 25, 1998. These increases in sales were partially offset by decreased revenues from sales of quartershare units at the Jordan Grand Hotel at Sunday River. This hotel was completed during the second fiscal quarter of 1998, at which time the Company recorded $6.3 million in sales revenue, most of which represented closings of units pre-sold over the previous 14 months. The Company realized $1.9 million in ongoing sales at the Jordan Grand Hotel during the first six months of 1999.

     3. Cost of resort operations. Cost of resort operations increased $2.5 million, or 4.1%, from $60.8 million for the six months ended January 25, 1998 to $63.3 million for the six months ended January 24, 1999. The increase is mainly due to increased costs associated with four new hotels and four new Perfect Turn Discovery Centers. These increases were slightly offset by decreased mountain operating costs due to the slow start to the ski season in the east.

     4. Cost of real estate operations. Cost of real estate operations increased $5.7 million, or 93.4% from $6.1 million for the six months ended January 25, 1998 to $11.8 million for the six months ended January 24, 1999. This increase is attributable to a) the write-off of $0.7 million in prepaid advertising and commission charges incurred in generating pre-sale contracts, some of which have subsequently expired, for a Grand Summit Hotel at the Company's Sugarbush resort, of which the timing of development is currently being re-evaluated by the Company, b) $0.8 million of expenses incurred relating to the Company's unsuccessful $300 million bond offering which was undertaken principally to provide additional financing for the Company's real estate projects, c) cost of unit sales of Locke Mountain Townhouses at Sunday River of $1.7 million, d) an increase of $2.0 million in selling and administrative costs associated with increased activity relating to the Company's existing real estate projects, and
e) an increase in cost of sales of quartershare units of $0.5 million at the existing Grand Summit Hotels ($1.6 million and $1.5 million increases, respectively, at the Killington and Mt. Snow hotels due to increases in sales, offset by a $2.6 million decrease at the Jordan Grand Hotel due to a decrease in sales). These costs of unit sales also include $0.5 million in expenses related to unit upgrades at these hotels.

     5. Marketing, general and administrative. Marketing, general and administrative expenses increased $0.5 million, or 3.6%, from $13.8 million for the six months ended January 25, 1998 to $14.3 million for the six months ended January 24, 1999. The increase can mainly be attributed to marketing charges related to the Company's four new hotels.

     6. Stock compensation charge. Stock compensation charge decreased $3.3 million, or 100%. This charge was recognized during the six months ended January 25, 1998 to reflect stock options granted to certain members of senior management in relation to the Company's parents initial public offering.

     7. Depreciation and amortization. Depreciation and amortization increased $2.2 million, or 22.9%, from $9.6 million for the six months ended January 25, 1998 to $11.8 for the six months ended January 24, 1999. The increase is primarily due to additional depreciation related to the Company's recent capital improvements. The change in the estimated useful lives of certain of the

Company's ski-related assets decreased depreciation expense by $0.3 million compared to the first six months of 1998. See Note 1 - Change in Accounting Estimate.

     8. Interest expense. Interest expense increased $1.1 million, or 8.3%, from $13.2 million for the six months ended January 25, 1998 to $14.3 million for the six months ended January 24, 1999 mainly due to increased debt levels associated with financing the Company's recent capital improvements.

     9. Benefit for income taxes. Benefit for income taxes increased $4.4 million, or 78.6%, from $5.6 million for the six months ended January 25, 1998 to $10.0 million for the six months ended January 24, 1999. The increase is attributable to the increase in the Company's net loss for the six months ended January 24, 1999 as compared to the six months ended January 25, 1998.

Year 2000 disclosure

Background
         The "Year 2000 Problem" is the result of many existing computer programs and embedded chip technologies containing programming code in which calendar year data is abbreviated by using only two digits rather than four to refer to a year. As a result of this, some of these programs fail to operate or may not properly recognize a year that begins with "20" instead of "19". This may cause such software to recognize a date using "00" as the year 1900 rather than the year 2000. Even systems and equipment that are not typically thought of as computer-related often contain embedded hardware or software that may improperly understand dates beginning with the year 2000.

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

Company's state of readiness
         The Year 2000 Project is divided into three initiatives: (i) Information Technology ("IT") Systems, (ii) Non-IT Systems and (iii) related third party providers. The Company has identified the following phases with actual or estimated dates of completion: 1) identify an inventory of systems
(expected to be complete by April 1, 1999), 2) gather certificates and warranties from providers (expected to be complete by April 1, 1999), 3) determine required actions and budgets (expected to be completed by April 1, 1999), 4) perform remediation and tests (expected to be completed by September 1, 1999) and 5) designing contingency and business continuation plans for each Company location (expected to be completed by May 31, 1999).

         The following is a summary of the different phases and progress to date for each initiative identified above:

         IT Systems: The Company has continuously updated or replaced older technology with more current technology. As the Company has acquired ski resorts, it updated certain technology at these resorts. The Company's main IT systems include an enterprise wide client server financial system, a mid-range enterprise wide payroll system, various point of sale and property management systems, upgraded personal computers, wide area networking and local area networking. Phases 1 and 2, as noted above, are complete (except for personal computer inventory and warranties) and the remaining phases are currently on schedule. During phase 1 and 2, the Company noted that Sugarloaf and Sugarbush have not yet converted to Year 2000 compliant lodging systems. The Company expects to convert these two resorts to Year 2000 compliant systems by August 1, 1999. Also, the Company estimates that approximately 20% of personal computers for employees are not Year 2000 compliant. The Company has estimated that these deficiencies will be remedied by September 1, 1999, which is in accordance with the original timetable.

         Non-IT Systems: Internal non-IT systems are comprised of faxes, copiers, printers, postal systems, security systems, ski lifts, elevators and telecommunication systems. Phases 1 through 4 are scheduled for completion by March 31, 1999 which is 105 days behind schedule. The Company has estimated that remediation is scheduled for completion by September 1, 1999, which is in accordance with the original timetable.

         Related third party providers: The company has identified its major related third party providers as certain utility providers, employee benefit administrators and supply vendors. Phases 1 through 4 are scheduled for completion by March 31, 1999, which is 105 days behind schedule. The Company has estimated that remediation is scheduled for completion by September 1, 1999, which is in accordance with the original timetable.

Actual and anticipated costs
         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $450,000. This estimate includes Information System conversions for Year 2000 compliant lodging systems at Sugarloaf and Sugarbush. The Company is updating those systems to standardize systems within American Skiing Company resorts. The total amount expended on the Year 2000 Project through January 24, 1999 was $0. As of January 24, 1999, the estimated future costs of the Year 2000 Project were $450,000, of which approximately (1) $0 related to cost to modify software, hire internal personnel and hire outsourced Year 2000 solution providers and (2) $450,000 and related to replacement costs of non-compliant IT systems. The anticipated costs related to non-IT systems is deemed by management to be immaterial.

Risks
         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The company believes that, with the implementation of new business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading:
"Forward Looking Statements".

Contingency plans
         As of January 24, 1999, the Company has not developed a contingency plan related to Year 2000. The Company expects to have a contingency plan by May 31, 1999.

                           Forward-Looking Statements

         The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, uncertainty as to future financial results, substantial leverage of the Company, the capital intensive nature of development of the Company's ski resorts; rapid and substantial growth that could place a significant strain on the Company's management, employees and operations; uncertainties associated with fully syndicating the Resort Properties Term Facility, the Textron Facility, the Steamboat construction loan and various capital leases; uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements; demand for and costs associated with real estate development; change in market conditions affecting the interval ownership industry; regulation of marketing and sales of the Company's quartershare interests; seasonality of resort revenues; fluctuations in operating results; dependence on favorable weather conditions; the discretionary nature of consumers' spending for skiing and resort real estate; competition; regional and national economic conditions; laws and regulations relating to the Company's land use, development, environmental compliance and permitting obligations; renewal or extension terms of the Company's leases and permits; the adequacy of water supply; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for fiscal year 1999 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.

                           Part II - Other Information
                        Exhibits and Reports on Form 8-K

                                     Item 6
a) Exhibits

         Included herewith is the Financial Data Schedule submitted as Exhibit 27 in accordance with Item 601(c) of Regulation S-K. Also included are the following material agreements entered into in the Company's second fiscal quarter of 1999.



Exhibit No.                Description
-----------                -----------

     1)   Credit  Agreement  among American  Skiing  Company Resort  Properties,
          Inc., certain lenders and BankBoston, N.A. as agent dated as of January 8, 1999.

     2)   Third   Amendment  to  Credit   Agreement   among  the  Company,   its
          subsidiaries party thereto, BankBoston, N.A. as Agent, and the lenders party thereto dated as of March 3, 1999.


b) Reports on Form 8-K

 The Company did not file a Form 8-K during the second fiscal quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 10, 1999                                /s/ Christopher E. Howard
-------------------------                       --------------------------------
                                                   Christopher E. Howard
                                                   Executive Vice President
                                                   (Duly Authorized Officer)


Date:  March 10, 1999                                /s/ Mark J. Miller
-----------------------------                   -------------------------------
                                                   Mark J. Miller
                                                   Senior Vice President
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                     Accounting Officer)