Form 10-Q
period 1999-04-25
ASC EAST INC
filed 1999-06-09
CIK 1019293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED APRIL 25, 1999

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


                                                            (207) 824-8100
              (Registrant's telephone number, including area code)
                                 Not Applicable
 (Former name, former address and former fiscal year, if changed since last report.)

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

                            Yes [X]                                      No [  ]

       The number of shares outstanding of each of the issuer's classes of common stock was 978,300 shares of common stock, $.01 par value, outstanding as of June 9, 1999.

                                Table of Contents

Part I - Financial Information

Item 1. Financial Statements

         Condensed Consolidated Statement of Operations (unaudited)
         for the three months ended April 25, 1999 and April 26, 1998..........4

         Condensed Consolidated Statement of Operations (unaudited)
         for the nine months ended April 25, 1999 and April 26, 1998...........5

         Condensed Consolidated Balance Sheet
         as of April 25, 1999 (unaudited) and July 26, 1998....................6

         Condensed Consolidated Statement of Cash Flows (unaudited)
         for the nine months ended April 25, 1999 and April 26, 1998...........7

         Notes to (unaudited) Condensed Consolidated Financial Statements......8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

         General..............................................................21

         Liquidity and Capital Resources......................................21

         Changes in Results of Operations.....................................27

         Year 2000 Disclosure.................................................31

         Forward-Looking Statements...........................................33

Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K.............................34

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


Sunday River Skiway Corporation
Sunday River, Ltd.
Sunday River Transportation
Perfect Turn, Inc.
LBO Holding, Inc.
Sugarbush Resort Holdings, Inc.
Mountain Wastewater Treatment, Inc.
Sugarbush Leasing Company
Sugarbush Restaurants, Inc.
AJT, Inc. (f/k/a Cranmore, Inc.)
Grand Summit Resort Properties, Inc.
S-K-I Limited
Killington, Ltd.
Mount Snow, Ltd.
WVSAL, Inc. (f/k/a Waterville Valley Ski Area, Ltd.)
Sugarloaf Mountainside Corporation
Killington Restaurants, Inc.
Dover Restaurants, Inc.
Resort Technologies, Inc.
Resort Software Services, Inc.
Mountainside
Sugartech
Pico Ski Area Management Company
SKI Insurance
Mountain Water Company
Killington West, Ltd.
Club Sugarbush, Inc.
American Skiing Company
       Resort Properties, Inc.
Uplands Water Company
Steamboat Resort Properties, Inc.
The Canyons Resort Properties, Inc.
The Heavenly Resorts Properties, LLC.
Heavenly Resort Properties, Inc.
Sugarloaf Resort Properties, Inc.
Killington Resort Properties, Inc.
Mount Snow Resort Properties, Inc.
Sugarbush Resort Properties, Inc.
Sunday River Resort Properties, Inc.
Attitash Resort Properties, Inc.


       As used herein the term the "Company" means and refers to ASC East and the subsidiary registrants listed above on a consolidated basis.

     The Notes are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception of SKI Insurance, Killington West, Ltd., Mountain Water Company, Uplands Water Company, Heavenly Resort Properties, LLC. and Club Sugarbush, Inc. (the"Non-Guarantors"). See Note 11.

                         Part I - Financial Information
                                     Item 1
                              Financial Statements
                 Condensed Consolidated Statement of Operations
               (In thousands, except share and per share amounts)

                                                                                   For the three months ended
                                                                            April 25, 1999            April 26, 1998
                                                                              (unaudited)               (unaudited)

Net revenues:
       Resort                                                              $         91,179               $    83,103
       Real estate                                                                    8,789                    39,990
                                                                           -----------------         -----------------
                Total net revenues                                                   99,968                   123,093

Operating expenses
       Resort                                                                        47,957                    42,287
       Real estate                                                                    7,224                    27,448
       Marketing, general and administrative                                          7,349                     5,838
       Depreciation and amortization                                                 10,874                    10,092
                                                                           -----------------         -----------------
                 Total operating expenses                                            73,404                    85,665
                                                                           -----------------         -----------------

Income from operations                                                               26,564                    37,428
       Interest expense                                                               7,762                     5,768
                                                                           -----------------         -----------------

Income before provision for income taxes                                             18,802                    31,660

       Provision for income taxes                                                     7,743                    12,347
                                                                           -----------------         -----------------

Net income                                                                 $         11,059               $    19,313
                                                                           =================         =================

Accumulated deficit, beginning of period                                   $        (6,412)               $   (1,143)


Net income                                                                           11,059                    19,313
                                                                           -----------------         -----------------

Retained earnings, end of period                                           $          4,647               $    18,170
                                                                           =================         =================

Net income per share-basic and diluted (Note 7)
       Net income                                                          $          11.30               $     19.75
                                                                           =================         =================

Weighted average shares outstanding                                        $          978,300             $   978,300
                                                                           =================         =================




                          See accompanying notes to (unaudited) Condensed Consolidated Financial Statements.


                 Condensed Consolidated Statement of Operations
               (In thousands, except share and per share amounts)

                                                                                   For the nine months ended
                                                                            April 25, 1999            April 26, 1998
                                                                              (unaudited)               (unaudited)
Net revenues:
       Resort                                                              $        170,315            $      166,744
       Real estate                                                                   19,383                    48,690
                                                                           -----------------         -----------------
                Total net revenues                                                  189,698                   215,434

Operating expenses
       Resort                                                                       111,840                   103,645
       Real estate                                                                   19,072                    33,680
       Marketing, general and administrative                                         20,918                    19,064
       Stock compensation charge                                                          -                     3,271
       Depreciation and amortization                                                 22,659                    19,693
                                                                           -----------------         -----------------
                 Total operating expenses                                           174,489                   179,353
                                                                           -----------------         -----------------

Income from operations                                                               15,209                    36,081
       Interest expense                                                              22,102                    19,009
                                                                           -----------------         -----------------

Income (loss) before provision (benefit) for income taxes                           (6,893)                    17,072

       Provision (benefit) for income taxes                                         (2,272)                     6,790
                                                                           -----------------         -----------------

Income (loss) from continuing operations                                            (4,621)                    10,282

       Extraordinary loss, net of income tax benefit of $2,854                            -                     4,464
                                                                           -----------------         -----------------
Net income (loss)                                                          $        (4,621)               $     5,818
                                                                           =================         =================

Retained earnings, beginning of period                                     $          9,268               $    12,352

Net income (loss)                                                                   (4,621)                     5,818
                                                                           -----------------         -----------------

Retained earnings, end of period                                           $          4,647               $    18,170
                                                                           =================         =================

Net income (loss) per share-basic and diluted (Note 7)
       Income (loss) from continuing operations                            $         (4.72)               $     10.51

       Extraordinary loss                                                                 -                    (4.56)
                                                                           -----------------         -----------------
       Net income (loss)                                                   $         (4.72)                $     5.95
                                                                           =================         =================

Weighted average shares outstanding                                                 978,300                   978,300
                                                                           =================         =================





                          See accompanying notes to (unaudited) Condensed Consolidated Financial Statements.


                      Condensed Consolidated Balance Sheet
               (In thousands, except share and per share amounts)

                                                                                April 25, 1999           July 26, 1998
                                                                                   (unaudited)
Assets
Current assets
        Cash and cash equivalents                                               $         7,085       $           4,157
        Restricted cash                                                                   6,815                   1,769
        Accounts receivable                                                               9,426                   7,138
        Inventory                                                                         9,928                  10,226
        Prepaid expenses                                                                  1,679                   1,705
        Deferred income taxes                                                               624                   1,289
                                                                                ----------------       -----------------
              Total current assets                                                       35,557                  26,284

        Property and equipment, net (Note 4)                                            300,460                 296,756
        Real estate developed for sale                                                  153,326                  38,023
        Goodwill                                                                         19,485                  19,702
        Intangible assets                                                                 2,002                   2,050
        Deferred financing costs                                                          6,441                   6,643
        Long-term investments                                                               669                   2,202
        Other assets                                                                      4,910                   4,691
                                                                                ================       =================
             Total assets                                                       $       522,850        $        396,351
                                                                                ================       =================

Liabilities and Shareholder's Equity
Current liabilities
        Current portion of long-term debt                                       $        11,369                 $28,100
        Accounts payable and other current liabilities                                   60,062                  26,557
        Deposits and deferred revenue                                                    15,255                   3,574
        Demand note, Principal Shareholder                                                1,846                   1,846
        Due to affiliates (Note 10)                                                      62,839                  17,132
                                                                                ----------------       -----------------
         Total current liabilities                                                      151,371                  77,209

        Long-term debt, excluding current portion                                       132,872                  85,045
        Subordinated notes and debentures, excluding current portion                    127,672                 127,497
        Other long-term liabilities                                                       8,481                   7,313
        Deferred income taxes                                                            23,911                  26,873
                                                                                ----------------       -----------------
                  Total liabilities                                                     444,307                 323,937

Shareholder's Equity
        Common stock, par value of $.01 per share; 1,000,000 shares
         authorized; 978,300 issued and outstanding                                          10                      10
        Additional paid-in capital                                                       73,886                  63,136
        Retained earnings                                                                 4,647                   9,268
                                                                                ----------------       -----------------
         Total shareholder's equity                                                      78,543                  72,414
                                                                                ================       =================
         Total liabilities and shareholder's equity                             $      522,850         $        396,351
                                                                                ================       =================







                          See accompanying notes to (unaudited) Condensed Consolidated Financial Statements.



                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)

                                                                                        For the nine months ended
                                                                                 April 25, 1999            April 26, 1998
                                                                                   (unaudited)              (unaudited)

Cash flows from operating activities
Net income (loss)                                                               $         (4,621)          $         5,818
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
       Depreciation and amortization                                                       22,659                   19,693
       Amortization of discount on subordinated notes and other liabilities                   247                      342
       Deferred income taxes                                                              (2,272)                    4,186
       Loss on sale of assets                                                                 107                        -
       Extraordinary loss                                                                       -                    7,317
       Stock compensation charge                                                                -                    3,271
       Decrease (increase) in assets:
            Restricted cash                                                                 (555)                      252
            Accounts receivable                                                           (2,288)                 (11,205)
            Inventory                                                                         298                  (3,330)
            Prepaid expenses                                                                1,094                       75
            Real estate developed for sale                                               (73,226)                 (38,760)
            Other assets                                                                    (219)                  (2,351)
       Increase (decrease) in liabilities:
            Accounts payable and other current liabilities                                 33,503                    2,781
            Deposits and deferred revenue                                                   5,584                    (358)
            Other long-term liabilities                                                     1,167                    (799)
            Due to/from affiliates                                                         19,306                   26,849
                                                                                ------------------        -----------------
Net cash provided from operating activities                                                   784                   13,781
                                                                                ------------------        -----------------

Cash flows from investing activities
       Capital expenditures                                                              (27,257)                 (39,108)
       Long-term investments                                                                1,533                      568
       Proceeds from sale of assets                                                           888                        -
       Other, net                                                                            (13)                        -
                                                                                ------------------        -----------------
Net cash used in investing activities                                                    (24,849)                 (38,540)
                                                                                ------------------        -----------------

Cash flows from financing activities
        Borrowings (repayments) under New Credit Facility                                (23,467)                   42,645
        Repayment of Old Credit Facility                                                        -                 (59,623)
        Proceeds from long-term debt                                                           21                   34,807
        Proceeds from non-recourse real estate debt                                        71,223                        -
        Repayment of long-term debt                                                       (3,695)                        -
        Repayment of non-recourse real estate debt                                       (18,211)                        -
        Deferred financing costs                                                            (478)                  (1,495)
        Repayment of subordinated notes                                                         -                 (21,882)
        Cash payment in connection with early retirement of debt                                -                  (5,086)
        Cash contribution from parent                                                       1,600                   36,630
                                                                                ------------------        -----------------
Net cash provided from financing activities                                                26,993                   25,996
                                                                                ------------------        -----------------

Net increase in cash and cash equivalents                                                   2,928                    1,237
Cash and cash equivalents, beginning of period                                              4,157                    2,634
                                                                                ------------------        -----------------

Cash and cash equivalents, end of period                                        $           7,085          $         3,871
                                                                                ==================        =================
                          See accompanying notes to (unaudited) Condensed Consolidated Financial Statements.

        Notes to (Unaudited) Condensed Consolidated Financial Statements

       1. Change in Accounting Estimate. Effective July 27, 1998, the Company extended the estimated useful lives of certain of its ski lifts. As a result of this change in estimate, the Company realized a decrease in depreciation expense of approximately $0.7 million over the period including the second and third quarters of fiscal 1999, as the Company records a full year of depreciation on its ski-related assets evenly over the second and third quarters of its fiscal year. This reduction of depreciation expense has resulted in an increase in net earnings per common share of $0.31 for the three months ended April 25, 1999 and $0.72 for the nine months ended April 25, 1999. The Company continues to evaluate the current depreciable lives of various other assets to ensure they appropriately reflect their actual useful lives.

       2. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 25, 1999 and July 26, 1998, the results of operations for the three and nine months ended April 25, 1999 and April 26, 1998, and the statement of cash flows for the nine months ended April 25, 1999 and April 26, 1998. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the Form 10-K which was filed with the Securities and Exchange Commission on November 9, 1998.

3. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of retail goods, food and beverage products and operating supplies.

       4. Property and Equipment. The Company has identified non-strategic assets with a carrying value of approximately $8.7 million for sale. These assets are currently classified as property and equipment and are still in use by the Company, but the Company currently expects these assets to be sold during the next nine months. The Company has reviewed these assets for impairment in accordance with Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and has made no adjustments to the carrying values based on the results of such review.

       5. Income Taxes. The expense (benefit) for taxes on income (loss) is based on a nine month estimated tax rate of 33.0%. Deferred income taxes include the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

       6. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business.

       7. Net Income (Loss) per Share. Effective April 26, 1998, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for public entities. Net loss per share figures are based on the weighted average shares of common stock outstanding during the second quarter and first nine months of fiscal 1999 and 1998 of 978,300.

       8. Reclassifications. Certain amounts in the prior year's unaudited condensed consolidated financial statements and the audited financial statements as filed with the Securities and Exchange Commission on November 9, 1998 have been reclassified to conform to the current period presentation.

       9. Stock option plan. In the first quarter of fiscal 1998 the Parent incurred a stock compensation charge associated with the grant of non-qualified stock options to certain key members of senior management. A portion of the Parent's stock compensation charge ($3.3 million) was allocated to the Company based on an approximation of the actual time management employees comprising the stock compensation charge spent on Company related activities during the year ended July 26, 1998.

       10. Related party transactions. The Parent incurs certain common expenses that are allocable to the Company, including marketing and other overhead related costs. The total allocation of these costs charged to the Company of $406,000 and $1,394,000 for the three months and nine months ended April 25, 1999, respectively, is included in the marketing, general and administrative component in the accompanying consolidated statement of operations. It is management's opinion that the methods used to allocate other common costs are reasonable.

         In the accompanying condensed consolidated balance sheet the line item "Due to affiliates" includes the intercompany liability generated by the transfer of various undeveloped real estate parcels to the Company from its Parent, ASC West, and ASC Utah and the payment by the Parent and subsidiaries of the Parent of certain operating and capital expenditures on behalf of the Company.

       11. Guarantors of Debt. The Notes, which had a carrying value of $117.2 million as of April 25, 1999 and were included in subordinated notes and debentures, excluding current portion in the accompanying condensed consolidated balance sheet, are fully and unconditionally guaranteed by the Company and all of its subsidiaries with the exception of SKI Insurance Company, Killington West, Ltd., Mountain Water Company, Uplands Water Company, Heavenly Resort Properties, LLC. and Club Sugarbush, Inc., (the "Non-Guarantors"). Prior to the S-K-I acquisition and issuance of the Notes on June 28, 1996, the bank loan agreements were collateralized by virtually all of the assets of the companies comprising the Company. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantees are fully, unconditional, and joint and several.

Real estate development and real estate working capital is funded primarily through construction financing facilities established for major real estate development projects and through a term loan facility established through the Company's real estate development holding company, American Skiing Company Resort Properties, Inc. ("Resort Properties"). The construction financing facilities and Resort Properties term loan facility (collectively, the "Real Estate Facilities") are without recourse to ASC East, Inc. and its resort operating subsidiaries, however, the Real Estate Facilities represent material amounts of debt for Resort Properties and its affiliates, including Grand Summit Resort Properties, Inc (GSRP), the Company's primary hotel development subsidiary, each of which are guarantor subsidiaries under the Notes. The Real Estate Facilities are collateralized by significant real estate assets of Resort Properties and its subsidiaries, including, without limitation, the assets and stock of GSRP.

       Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. The guarantor information for the three and nine months ended April 25, 1999 and April 26, 1998, is as follows:



        Statement of Operations for the three months ended April 25, 1999
                           (in thousands) (unaudited)

                                                      ASC East        Guarantor           Non-         Elimination     Consolidated
                                                                    Subsidiaries       Guarantor        Entries          ASC East
                                                                                     Subsidiaries
Net revenues:
    Resort                                          $     (144)   $        90,819   $          423  $            81  $        91,179
    Real estate                                               -             8,789                -                -            8,789
                                                     -----------  ----------------  --------------- ---------------- ---------------

      Total net revenues                                  (144)            99,608              423               81           99,968
                                                     -----------  ----------------  --------------- ---------------- ---------------

Operating expenses:
    Resort                                                  248            47,554               74               81           47,957
    Real estate                                               -             7,224                -                -            7,224
    Marketing, general and administrative                   440             6,909                -                -            7,349
    Depreciation and amortization                           345            10,510               19                -           10,874
                                                     -----------  ----------------  --------------- ---------------- ---------------

      Total operating expenses                            1,033            72,197               93               81           73,404
                                                     -----------  ----------------  --------------- ---------------- ---------------

Income (loss) from operations                           (1,177)            27,411              330                -           26,564
    Interest expense                                      3,965             3,806              (9)                -            7,762
                                                     -----------  ----------------  --------------- ---------------- ---------------

Income (loss) before provision (benefit) for
  income taxes                                          (5,142)            23,605              339                -           18,802
Provision (benefit) for income taxes                    (2,191)             9,793              141                -            7,743
                                                     -----------  ----------------  --------------- ---------------- ---------------

Net income (loss)                                    $  (2,951)      $     13,812   $          198  $             -  $        11,059
                                                     ===========     =============  =============== ================ ===============


        Statement of Operations for the nine months ended April 25, 1999
                           (in thousands) (unaudited)

                                                    ASC East       Guarantor    Non- Guarantor   Elimination    Consolidated
                                                                  Subsidiaries   Subsidiaries      Entires       ASC East
Net revenues:
    Resort                                        $       979  $      168,879  $         618    $     (161)   $      170,315
    Real estate                                             -          19,383              -              -           19,383
                                                  ------------ --------------- --------------  -------------  ---------------

      Total net revenues                                  979         188,262            618          (161)          189,698
                                                  ------------ --------------- --------------  -------------  ---------------

Operating expenses:
    Resort                                              1,426         110,353            222          (161)          111,840
    Real estate                                             -          19,072              -              -           19,072
    Marketing, general and administrative               1,606          19,312              -              -           20,918
    Depreciation and amortization                       1,061          21,553             45              -           22,659
                                                  ------------ --------------- --------------  -------------  ---------------

      Total operating expenses                          4,093         170,290            267          (161)          174,489
                                                  ------------ --------------- --------------  -------------  ---------------

Income (loss) from operations                         (3,114)          17,972            351              -           15,209
    Interest expense (income)                          11,374          10,775           (47)              -           22,102
                                                  ------------ --------------- --------------  -------------  ---------------

Income (loss) before provision (benefit) for
  income taxes                                       (14,488)           7,197            398              -          (6,893)
Provision (benefit) for income taxes                  (5,720)           3,286            162              -          (2,272)
                                                  ------------ --------------- --------------  -------------  ---------------

Net income (loss)                                 $   (8,768)  $        3,911  $         236   $          -    $     (4,621)
                                                  ============ =============== ==============  =============  ===============


                       Balance Sheet as of April 25, 1999
                           (In thousands) (unaudited)

                                                           ASC East        Guarantor    Non- Guarantor   Elimination    Consolidated
                                                                         Subsidiaries    Subsidiaries      Entries        ASC East

Assets
Current assets
   Cash and cash equivalents                             $           -   $       4,571  $        2,514  $          -  $        7,085
   Restricted cash                                                   -           6,792              23             -           6,815
   Accounts receivable                                               -          12,301             936       (3,811)           9,426
   Inventory                                                     1,286           8,642               -             -           9,928
   Prepaid expenses                                                  1           1,670               8             -           1,679
   Deferred income taxes                                             -             624               -             -             624
   Investment in subsidiaries                                  174,312         151,082               -     (325,394)               -
                                                         -------------- --------------- --------------- -------------  -------------
    Total current assets                                       175,599         185,682           3,481     (329,205)           5,557

Property and equipment, net (Note 4)                               169         299,594             697             -         300,460
Real estate developed for sale                                       -         153,326               -             -         153,326
Goodwill                                                        17,158           2,327               -             -          19,485
Intangible assets                                                    -           2,002               -             -           2,002
Deferred financing costs                                         6,309             131               1             -           6,441
Long-term investments                                                -               -             669             -             669
Other assets                                                         -           4,910               -             -           4,910
                                                         ============== =============== =============== =============  =============
    Total assets                                         $     199,235   $     647,972  $        4,848  $  (329,205)   $     522,850
                                                         ============== =============== =============== =============  =============

Liabilities and Shareholder's Equity
Current liabilities
   Current portion of long-term debt                     $         312   $      12,395  $            -  $    (1,338)   $      11,369
   Accounts payable and other current liabilities                6,067          54,365             388         (758)          60,062
   Deposits and deferred revenue                                   650          14,605               -             -          15,255
   Demand note, Principal Shareholder                                -           1,846               -             -           1,846
   Due to affiliates (Note 9)                                 (25,785)          89,164           (540)             -          62,839
                                                         -------------- --------------- --------------- -------------  -------------
    Total current liabilities                                 (18,756)         172,375           (152)       (2,096)         151,371

   Long-term debt, excluding current portion                    36,984          97,573              30       (1,715)         132,872
   Subordinated notes and debentures, excluding current
   portion                                                     117,177          10,495               -             -         127,672
   Other long-term liabilities                                   3,332           2,487           2,662             -           8,481
   Deferred income taxes                                      (13,908)          38,212           (393)             -          23,911
                                                         --------------  --------------  --------------  ------------   ------------
    Total liabilities                                          124,829         321,142           2,147       (3,811)         444,307

Shareholder's Equity
Common stock, par value of $.01 per share;
  1,000,000 shares authorized; 978,300 issued and                   10             181             101         (282)              10
outstanding
Additional paid-in capital                                      73,886         254,807           1,552     (256,359)          73,886
Retained earnings (deficit)                                        510          71,842           1,048      (68,753)           4,647
                                                         -------------- --------------- --------------- -------------  -------------
    Total shareholder's equity                                  74,406         326,830           2,701     (325,394)          78,543

                                                         -------------- --------------- --------------- -------------  -------------
    Total liabilities and shareholder's equity           $     199,235  $      647,972  $        4,848  $  (329,205)   $     522,850
                                                         ============== =============== =============== =============  =============




        Statement of Cash Flows for the nine months ended April 25, 1999
                           (In thousands) (unaudited)


                                                                ASC East      Guarantor         Non-       Elimination  Consolidated
                                                                             Subsidiaries    Guarantor       Entries       ASC East
                                                                                            Subsidiaries
Cash flows from operating activities
Net income (loss)                                              $   (8,768)     $    3,911  $         236   $         -  $    (4,621)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
    Depreciation and amortization                                    1,061         21,552             46             -        22,659
    Amortization of discount on subordinated notes and
      debentures and other liabilities                                 177             70              -             -           247
    Deferred income taxes                                          (5,720)          3,286            162             -       (2,272)
    Loss on sale of assets                                               -            107              -             -           107
    Decrease (increase) in assets:
      Restricted cash                                                    -          (556)              1             -         (555)
      Accounts receivable                                              689        (1,774)            753       (1,956)       (2,288)
      Inventory                                                        276             22              -             -           298
      Prepaid expenses                                                   -          1,102            (8)             -         1,094
      Real estate developed for sale                                     -       (73,226)              -             -      (73,226)
      Other assets                                                       -          (241)              -            22         (219)
    Increase (decrease) in liabilities:
      Accounts payable and other current liabilities                 4,565         28,565          (127)           500        33,503
      Deposits and deferred revenue                                    129          5,469           (14)             -         5,584
      Other long-term liabilities                                    1,616            120          (569)             -         1,167
        Due to/from affiliate                                       29,755       (10,017)          (434)             2        19,306
                                                               ------------ -------------- -------------- ------------- ------------
    Net cash provided by (used in) operating activities             23,780       (21,610)             46       (1,432)           784
                                                               ------------ -------------- -------------- ------------- ------------

Cash flows from investing activities
       Capital expenditures                                          (157)       (27,069)           (31)             -      (27,257)
       Long-term investments                                             -              -          1,533             -         1,533
       Proceeds from sale of assets                                      -            888              -             -           888
      Other, net                                                         -              9              -          (22)          (13)
                                                               ------------ -------------- -------------- ------------- ------------
    Net cash provided by (used in) investing activities              (157)       (26,172)          1,502          (22)      (24,849)
                                                               ------------ -------------- -------------- ------------- ------------


Cash flows from financing activities
      Borrowing (repayment) under New Credit Facility             (23,467)              -              -             -      (23,467)
      Proceeds from non-recourse real estate debt                        -         71,223              -             -        71,223
      Proceeds from long-term debt                                       -             21              -             -            21
      Repayment of non-recourse real estate debt                         -       (18,211)              -             -      (18,211)
      Repayment of long-term debt                                        -        (5,130)           (19)         1,454       (3,695)
      Cash contribution from parent                                      -          1,600              -             -         1,600
      Deferred financing costs                                       (334)          (144)              -             -         (478)
                                                               ------------ -------------- -------------- ------------- ------------
    Net cash provided by (used in) financing activities           (23,801)         49,359           (19)         1,454        26,993
                                                               ------------ -------------- -------------- ------------- ------------

    Net increase (decrease) in cash and cash equivalents             (178)          1,577          1,529             -         2,928
    Cash and cash equivalents, beginning of period                     178          2,994            985             -         4,157
                                                               ------------ -------------- -------------- ------------- ------------

    Cash and cash equivalents, end of period                   $         -  $       4,571  $       2,514  $          -  $      7,085
                                                               ============ ============== ============== ============= ============




        Statement of Operations for the three months ended April 26, 1998
                           (In thousands) (unaudited)

                                                      ASC East        Guarantor           Non-         Elimination     Consolidated
                                                                    Subsidiaries       Guarantor        Entries          ASC East
                                                                                     Subsidiaries
Net revenues:
    Resort                                           $  (1,835)   $        85,013   $          475  $         (550)  $        83,103
    Real estate                                               -            39,990                -                -           39,990
                                                     -----------  ----------------  --------------- ---------------- ---------------

      Total net revenues                                (1,835)           125,003              475            (550)          123,093
                                                     -----------  ----------------  --------------- ---------------- ---------------

Operating expenses:
    Resort                                                   26            42,945            (134)            (550)           42,287
    Real estate                                               -            27,448                -                -           27,448
    Marketing, general and administrative                   238             5,588               12                -            5,838
    Depreciation and amortization                           366             9,702               24                -           10,092
                                                     -----------  ----------------  --------------- ---------------- ---------------

      Total operating expenses                              630            85,683             (98)            (550)           85,665
                                                     -----------  ----------------  --------------- ---------------- ---------------

Income (loss) from operations                           (2,465)            39,320              573                -           37,428
    Interest expense                                      4,691             1,747            (670)                -            5,768
                                                     -----------  ----------------  --------------- ---------------- ---------------

Income (loss) before provision (benefit) for
  income taxes                                          (7,156)            37,573            1,243                -           31,660
Provision (benefit) for income taxes                    (2,904)            14,326              925                -           12,347
                                                     -----------  ----------------  --------------- ---------------- ---------------

Income (loss) from continuing operations                (4,252)            23,247              318                -           19,313

Extraordinary loss, net of income tax benefit                 -                 -                -                -                -
                                                     -----------  ----------------  --------------- ---------------- ---------------

Net income (loss)                                    $  (4,252)   $        23,247   $          318  $             -  $        19,313
                                                     ===========  ================  =============== ================ ===============


        Statement of Operations for the nine months ended April 26, 1998
                           (In thousands) (unaudited)

                                                   ASC East       Guarantor    Non- Guarantor   Elimination    Consolidated
                                                                Subsidiaries    Subsidiaries      Entries        ASC East
Net revenues:
    Resort                                        $       980  $      165,797  $       1,219   $    (1,252)   $      166,744
    Real estate                                             -          48,690              -              -           48,690
                                                  ------------ --------------- --------------  -------------  ---------------

      Total net revenues                                  980         214,487          1,219        (1,252)          215,434
                                                  ------------ --------------- --------------  -------------  ---------------

Operating expenses:
    Resort                                              1,213         103,016            668        (1,252)          103,645
    Real estate                                             -          33,680              -              -           33,680
    Marketing, general and administrative               2,111          16,930             23              -           19,064
    Stock compensation charge                           3,271               -              -              -            3,271
    Depreciation and amortization                       1,194          18,448             51              -           19,693
                                                  ------------ --------------- --------------  -------------  ---------------

      Total operating expenses                          7,789         172,074            742        (1,252)          179,353
                                                  ------------ --------------- --------------  -------------  ---------------

Income (loss) from operations                         (6,809)          42,413            477              -           36,081
    Interest expense (income)                          13,107           7,798        (1,896)              -           19,009
                                                  ------------ --------------- --------------  -------------  ---------------

Income (loss) before provision (benefit) for
  income taxes                                       (19,916)          34,615          2,373              -           17,072
Provision (benefit) for income taxes                  (7,636)          13,501            925              -            6,790
                                                  ------------ --------------- --------------  -------------  ---------------

Income (loss) from continuing operations             (12,280)          21,114          1,448              -           10,282

Extraordinary loss, net of income tax benefit           4,266             198              -              -            4,464
                                                  ============ =============== ==============  =============  ===============
Net loss                                          $  (16,546)  $       20,916  $        1,448  $          -   $        5,818
                                                  ============ =============== ==============  =============  ===============


                        Balance Sheet as of July 26, 1998
                           (In thousands) (unaudited)

                                                            ASC East        Guarantor     Non- Guarantor    Elimination Consolidated
                                                                          Subsidiaries     Subsidiaries       Entries     ASC East
Assets
Current assets
    Cash and cash equivalents                             $        179  $        2,994   $          984   $           -  $     4,157
    Restricted cash                                                  -           1,745               24               -        1,769
    Accounts receivable                                            689          10,526            1,690         (5,767)        7,138
    Inventory                                                    1,562           8,664                -               -       10,226
    Prepaid expenses                                                 -           1,705                -               -        1,705
    Deferred income taxes                                            -           1,289                -               -        1,289
    Investment in subsidiaries                                 146,252         117,698                -       (263,950)            -
                                                          -------------  --------------  ---------------  --------------  ----------
        Total current assets                                   148,682         144,621            2,698       (269,717)       26,284

Property and equipment, net                                         50         295,994              712               -      296,756
Real estate developed for sale                                       -          38,023                -               -       38,023
Goodwill                                                        17,513           2,189                -               -       19,702
Intangible assets                                                    -           2,050                -               -        2,050
Deferred financing costs                                         6,643               -                -               -        6,643
Long-term investments                                                -               -            2,202               -        2,202
Other assets                                                         -           4,691                -               -        4,691
Due from affiliate                                                   -               -                -               -            -
                                                          -------------  --------------  ---------------  --------------  ----------
        Total assets                                      $    172,888   $     487,568   $        5,612   $   (269,717)   $  396,351
                                                          -------------  --------------  ---------------  --------------  ----------

Liabilities and Shareholder's Equity
Current liabilities
    Current portion of long-term debt                     $     21,062   $       9,001   $            -   $     (1,963)   $   28,100
    Accounts payable and other current liabilities               1,502          25,800              515         (1,260)       26,557
    Deposits and deferred revenue                                  521           3,039               14               -        3,574
    Demand note, Principal Shareholder                               -           1,846                -               -        1,846
    Due to affiliates (Note 10)                               (55,540)          72,779            (107)               -       17,132
                                                          -------------  --------------  ---------------  --------------  ----------
        Total current liabilities                             (32,455)         112,465              422         (3,223)       77,209

    Long-term debt, excluding current portion                   39,700          47,841               48         (2,544)       85,045
    Subordinated notes and debentures, excluding current       117,002          10,495                -               -      127,497
    portion
    Other long-term liabilities                                  1,715           2,366            3,232               -        7,313
    Deferred income taxes                                      (8,187)          35,615            (555)               -       26,873
                                                          -------------  --------------  ---------------  --------------  ----------
        Total liabilities                                      117,775         208,782            3,147         (5,767)      323,937

Shareholder's Equity
Common stock, par value of $.01 per share;
1,000,000 shares authorized; 978,300 issued and                     10             181                2           (183)           10
outstanding
Additional paid-in capital                                      63,136         228,158            1,651       (229,809)       63,136
Retained earnings (deficit)                                    (8,033)          50,447              812        (33,958)        9,268
                                                          -------------  --------------  ---------------  --------------  ----------
        Total shareholder's equity                              55,113         278,786            2,465       (263,950)       72,414
                                                          -------------  --------------  ---------------  --------------  ----------
        Total liabilities and shareholder's equity        $    172,888   $     487,568   $        5,612   $   (269,717)      396,351
                                                          =============  ==============  ===============  ==============  ==========


        Statement of Cash Flows for the nine months ended April 26, 1998
                           (In thousands) (unaudited)

                                                          ASC East        Guarantor         Non-        Elimination    Consolidated
                                                                        Subsidiaries     Guarantor       Entries        ASC East
                                                                                       Subsidiaries
Cash flows from operating activities
Net income (loss)                                       $   (16,546)  $      20,916  $        1,448   $          -   $         5,818
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
    Depreciation and amortization                              1,019         18,657              17              -            19,693
    Amortization of discount on subordinated notes and           270             72               -              -               342
    other liabilities
    Deferred income taxes                                   (10,362)         14,066             482              -             4,186
    Extraordinary loss                                         7,317              -               -              -             7,317
    Stock compensation charge                                  3,271              -               -              -             3,271
    Decrease (increase) in assets:
       Restricted cash                                           141            105               6              -               252
       Accounts receivable                                       284       (15,743)           (715)          4,969          (11,205)
       Inventory                                                  85        (3,415)               -              -           (3,330)
       Prepaid expenses                                          (1)             96            (20)              -                75
       Real estate developed for sale                                      (42,942)           4,182              -          (38,760)
       Other assets                                              199        (2,550)               -              -           (2,351)
    Increase (decrease) in liabilities:
       Accounts payable and other current liabilities          2,983          (116)            (86)              -             2,781
       Deposits and deferred revenue                           (237)           (99)            (22)              -             (358)
       Other long-term liabilities                             (331)            371           (839)              -             (799)
        Due to/from affiliate                                 14,156         14,603         (1,910)              -            26,849
                                                        -------------  -------------  --------------  -------------  ---------------
    Net cash provided by operating activities                  2,248          4,021           2,543          4,969            13,781
                                                        -------------  -------------  --------------  -------------  ---------------

Cash flows from investing activities
        Capital expenditures                                   1,235       (36,324)         (4,019)              -          (39,108)
        Long-term investments                                      -              -             568              -               568
                                                        -------------  -------------  --------------  -------------  ---------------
    Net cash provided by (used in) investing activities        1,235       (36,324)         (3,451)              -          (38,540)
                                                        -------------  -------------  --------------  -------------  ---------------


Cash flows from financing activities
        Borrowings (repayments) under New Credit              43,655        (1,010)               -              -            42,645
        Facility
        Repayment of Old Credit Facility                    (59,623)              -               -              -          (59,623)
        Proceeds from capital contribution from parent        36,630              -               -              -            36,630
        Repayment of subordinated debt                      (21,882)              -               -              -          (21,882)
        Proceeds from long-term debt                           4,318         35,471            (13)        (4,969)            34,807
        Repayment of long-term debt                                -              -               -              -                 -
        Deferred financing costs                             (1,495)              -               -              -           (1,495)
        Cash payment in connection with                            -              -               -              -                 -
         the early retirement of debt                        (5,086)              -               -              -           (5,086)
                                                        -------------  -------------  --------------  -------------  ---------------
    Net cash provided by (used in) financing activities      (3,483)         34,461            (13)        (4,969)            25,996
                                                        -------------  -------------  --------------  -------------  ---------------

    Net increase (decrease) in cash and cash                       -          2,158           (921)              -             1,237
    equivalents

    Cash and cash equivalents, beginning of period                18          2,078             538              -             2,634

                                                        =============  =============  ==============  =============  ===============
    Cash and cash equivalents, end of period            $         18   $      4,236   $       (383)   $          -   $         3,871
                                                        =============  =============  ==============  =============  ===============

         12. Long Term Debt. The Company and the Parent established a senior credit facility on November 12, 1997 (as amended to date, the "Senior Credit Facility"). The Senior Credit Facility is divided into two sub-facilities, $65 million of which is available for borrowings by the Company and its resort operating subsidiaries (the "East Facility") and the remainder of which is available for borrowings only by subsidiaries of the Parent, other than the Company and its subsidiaries (the "West Facility"). The East Facility consists of a six-year revolving credit facility in the amount of $35 million and an eight-year term facility in the amount of $30 million.

         The Company and the Company's Parent negotiated an amendment to the Senior Credit Facility on March 3, 1999 (the "Credit Facility Amendment") which significantly modifies the covenant requirements for the second and third fiscal quarters of 1999 and on a prospective basis. The Credit Facility Amendment requires minimum quarterly EBITDA levels and places a maximum level of non-real estate capital expenditures for fiscal 2000 of between $15 and $20 million, with maximum levels depending on the ability of the Parent and its subsidiaries (including the Company) to consummate sales of certain non-strategic assets, as defined in the Credit Facility Amendment. Following fiscal 2000, annual resort capital expenditures (exclusive of real estate) for the Parent and its subsidiaries are capped at the lesser of (i) $35 million or (ii) the total of consolidated EBITDA for the four fiscal quarters ended April of the previous fiscal year less consolidated debt service for the same period.

         On January 8, 1999, the Company's real estate development holding company, American Skiing Company Resort Properties, Inc. ("Resort Properties"), closed on a term loan facility (the "Resort Properties Term Facility") with BankBoston. The Resort Properties Term Facility has a maximum principal amount of $58 million, bears interest at a variable rate equal to BankBoston's base rate plus 8.25%, or a current rate of 16% per annum (payable monthly in arrears) and matures on June 30, 2001. The terms of the Resort Properties Term Facility are subject to change as the arrangement becomes fully syndicated. The Resort Properties Term Facility is currently fully underwritten by BankBoston. The Resort Properties Term Facility is collateralized by security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including Grand Summit Resort Properties, Inc. ("GSRP"), the Company's hotel development subsidiary). As of April 25, 1999, the total assets that collateralized the Resort Properties Term Facility, and are included in the accompanying condensed consolidated balance sheet, had a book value of approximately $194.2 million. The Resort Properties Term Facility is non-recourse to the Company and its resort operating subsidiaries, however, alterations in the Resort Properties Term Facility resulting from syndication requirements could also modify the non-recourse nature of that facility to the Company and its resort operating subsidiaries.

         On September 25, 1998, GSRP closed on a construction loan facility with TFC Textron Financial (the "Textron Facility"). The Textron Facility matures on September 24, 2002. The principal of the Textron Facility is payable incrementally as quartershare sales are closed at the rate of 80% of the net proceeds of each closing. The Textron Facility is collateralized by mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River and Attitash Bear Peak), and is subject to covenants, representations and warranties customary for this type of construction facility. The Textron Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of GSRP, $64.5 million as of April 25,1999, which comprise substantial assets of the Company).

The Textron Facility was structured to finance two of the Company's hotel projects, one at The Canyons and one at Steamboat. In early March, 1999 Textron advised GSRP that it was having difficulties syndicating the Steamboat portion of the Textron Facility. On March 8, 1999, GSRP released Textron from any further obligation to syndicate the Steamboat portion of the Textron Facility. On April 8, 1999, Textron renewed its commitment to fund the initial $12 million in construction draws on the Steamboat portion of the Textron Facility. The amendment to the Textron Facility further modified the loan to provide for a total syndication requirement of $105 million, in order for the Textron Facility to be considered "fully funded". In addition, in order to facilitate syndication, the interest rate of the Textron Facility was changed from prime plus 1.5% per annum to prime plus 2.5% per annum. Also on April 8, 1999, Resort Properties and BankBoston amended the Resort Properties Term Facility to provide that BankBoston would not declare a default under the Resort Properties Term Facility, due to the Textron Facility not being fully syndicated, until July 8, 1999, so long as Textron continued to fund the Steamboat portion of the Textron Facility. During the period from April 8, 1999 through July 8, 1999, Textron, BankBoston and Resort Properties agreed to coordinate their efforts to syndicate the balance of the Textron Facility. On June 1, 1999, Textron notified Resort Properties that it had received written commitments for the syndication of an additional $40 million of the Textron Facility, which, following execution of documentation adding these additional lenders to the Textron Facility, will bring the total syndicated amount of the Textron Facility to $110 million and cause the Textron Facility to be fully funded. Upon closing of the $40 million in syndication commitments, the proceeds of the Textron Facility will consequently be available to fund the expected remaining project costs of the hotels at both The Canyons and Steamboat.

         On December 19, 1998, Canyons Resort Properties, Inc., (a wholly owned subsidiary of Resort Properties), and KeyBank, N.A. closed on a construction loan facility (the "Key Facility") for an additional hotel project (the Sundial Lodge) at The Canyons. The Key Facility has a maximum principal amount of $29 million, bears interest at a rate of prime plus 1/4% per annum (payable monthly in arrears), and matures on June 30, 2000. The Key Facility is collateralized by a mortgage and security interest in the Sundial Lodge project, a $5.8 million payment guaranty of Resort Properties, and a full completion guaranty of Resort Properties. The Key Facility is non-recourse to the Company and its resort operating subsidiaries.

         12. Commitments and Contingencies. The Parent's President, Chief Executive Officer and majority shareholder (the "Majority Shareholder") is the obligor under a margin loan (the "Margin Loan") with ING (U.S.) Capital Corporation ("ING"). The Margin Loan has two different maintenance bases: (i) one which requires that the aggregate market value of the collateral be at a certain level in order to take additional advances under the arrangement to make interest payments (the "Advance Base") and (ii) one which requires that the aggregate market value of the collateral be at a certain level in order to avoid a default under the terms of the Margin Loan (the "Minimum Base"). The Margin Loan is collateralized by the Majority Shareholder's 833,333 shares of the Parent's Common Stock and 14,760,530 shares of the Parent's Class A Common Stock and a note receivable from the Company. At any time that the aggregate market value of the collateral is below the Minimum Base, the Majority Shareholder is required either to pay down the balance of the Margin Loan or to pledge additional collateral. Neither the Company nor the Parent is liable for nor do any of its assets collateralize the Margin Loan. However, a default under the Margin Loan that is not cured within the applicable grace period could result in a realization by ING of some or all of the Majority Shareholder's shares of the Company's Common and Class A Common Stock which could result in a change in control of the Company. A change in control of the Company could cause a default under one or more of the Company's major credit facilities, which would likely be material and adverse to the Company, and could also limit the annual utilization of the Company's current net operating losses for income taxes under section 382 of the Internal Revenue Code.

         On March 3, 1999, as additional security for the Margin Loan, the Majority Shareholder pledged to ING a promissory note from one of the Company's subsidiaries to the Majority Shareholder. The balance of the note as of April 25, 1999 was $1.8 million. The note was established in order to cover certain income tax liabilities generated when the Company's subsidiary (which at the time was wholly owned by the Majority Shareholder) converted from an S Corporation to a C Corporation as defined by the Internal Revenue Code. The pledge of the note was required to enable the Majority Shareholder to obtain an interest advance under the Margin Loan without violating the Advance Base maintenance base.

During the last two weeks of April 1999 there were three separate days when the Maintenance Base of the Margin Loan was below the required minimum collateral base. ING waived this violation with the understanding that the Majority Shareholder would develop a plan to reduce the outstanding balance on the Margin Loan.

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

       The following is management's discussion and analysis of financial condition and results of operations for the three and nine months ended April 25, 1999. As you read the material below, we urge you to carefully consider our condensed, consolidated financial statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form 10-K for the fiscal year ended July 26, 1998, filed with the Securities and Exchange Commission on November 9, 1998. Portions of this presentation have been reduced in scope pursuant to General Instruction (H) of Form 10-Q.

                         Liquidity and Capital Resources

         Short-Term. The Company's primary short-term liquidity needs are funding seasonal working capital requirements, continuing and completing real estate development projects, funding its summer 1999 capital improvement program and servicing indebtedness. Cash requirements for ski-related and real estate development activities are provided by separate sources. The Company's primary sources of liquidity for ski-related working capital and ski-related capital improvements are cash flow from operations of its non-real estate subsidiaries and borrowings under the Senior Credit Facility (as hereinafter defined). Real estate development and real estate working capital is funded primarily through construction financing facilities established for major real estate development projects and through a term loan facility established through the Company's real estate development holding company, American Skiing Company Resort Properties, Inc. ("Resort Properties"). The construction financing facilities and Resort Properties Term Facility (collectively, the "Real Estate Facilities") are without recourse to the Company and its resort operating subsidiaries. The Real Estate Facilities are collateralized by significant real estate assets of Resort Properties and its subsidiaries, including, without limitation, the assets and stock of Grand Summit Resort Properties, Inc. ("GSRP"), the Company's primary hotel development subsidiary. As of April 25, 1999, the book value of the total assets that collateralized the Real Estate Facilities, and are included in the accompanying condensed consolidated balance sheet, was approximately $194.2 million.

         Resort Liquidity: The Company and the Parent established a senior credit facility on November 12, 1997 (as amended to date, the "Senior Credit Facility"). The Senior Credit Facility is divided into two sub-facilities, $65 million of which ($5.4 million of which was available at June 1, 1999) is available for borrowings by the Company and its resort operating subsidiaries (the "East Facility") and the remainder of which is available for borrowings only by subsidiaries of the Parent other than the Company and its subsidiaries (the "West Facility"). The East Facility consists of a six-year revolving credit facility in the amount of $35 million and an eight-year term facility in the amount of $30 million.

         The maximum availability under the revolving facility will reduce over the term of the East Facility by certain prescribed amounts. The term facility amortizes at an annual rate of approximately 1.0% of the principal amount for the first nine years with the remaining portion of the principal due in two substantially equal installments in years seven and eight. Beginning in July 1999, the East Facility requires mandatory prepayment of 50% of the Company's excess cash flows during any period in which the ratio of the Company's total senior debt to EBITDA (as defined therein) exceeds 3.50 to 1 on a consolidated basis with the Parent and other subsidiaries. In no event, however, will such mandatory prepayments reduce the revolving facility commitment below $35 million. Management does not presently expect to generate excess cash flows, as defined in the Senior Credit Facility, during fiscal 1999 or fiscal 2000. The East Facility contains affirmative, negative and financial covenants customary for this type of credit facility, including maintenance of certain financial ratios. Except for a leverage test, compliance with financial covenants is determined on a consolidated basis with remaining subsidiaries of the Parent notwithstanding the bifurcation of the Senior Credit Facility into sub-facilities. The East Facility is collateralized by substantially all the assets of ASC East, Inc. and its subsidiaries, except its real estate development subsidiaries (consisting of Resort Properties and its subsidiaries), which are not borrowers under the Senior Credit Facility.

        The revolving facility is subject to an annual 30-day clean down requirement to an outstanding balance of not more than $10 million, which clean down period must include April 30 of each fiscal year. The Company and the Parent completed the clean down requirement for both the East Facility and the West Facility on April 30, 1999.

         Due to the adverse weather conditions in the eastern United States during the Company's second fiscal quarter of 1999 and their effect on the Company's second quarter revenue, EBITDA and net income, the Company entered into an amendment to the East Facility on March 3, 1999 (the "Credit Facility Amendment") which significantly modified the covenant requirements of the Senior Credit Facility for the second and third fiscal quarters of 1999 and on a prospective basis. Based upon historical operations, management presently anticipates that the Company will be able to meet the financial covenants of the East Facility as amended by the Credit Facility Amendment. Failure to meet one or more of these covenants could result in an event of default under the East Facility. In the event that such default was not waived by the lenders holding a majority of the debt under the East Facility, such default would also constitute defaults under one or more of the Textron Facility, the Key Facility, the Resort Properties Term Loan (each hereinafter defined) and the Notes, the consequence of which would likely be material and adverse to the Company.

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

        The Company intends to use borrowings under the East Facility for seasonal working capital needs, summer 1999 resort capital improvements and to build retail and other inventories prior to the start of the 1999-2000 ski season. Due to the adverse weather conditions in the Company's second fiscal quarter and their impact on the Company's fiscal 1999 cash flows, the Company expects to maximize borrowings under the East Facility sometime between September and November of 1999. During this period, the Company expects to have little, if any, borrowing availability under the East Facility and will have limited ability to fund unusual and/or unanticipated expenses. The working capital deficit resulting from the Company's poor second quarter results will likely negatively effect the Company's liquidity during the remainder of fiscal 1999 and through December of 1999.

        The Company's liquidity is also significantly affected by its high leverage. As a result of its leveraged position, the Company will have significant cash requirements to service interest and principal payments on its debt. Consequently, cash availability for working capital needs, capital expenditures and acquisitions is very limited. Furthermore, the Senior Credit Facility and the Indenture each contain significant restrictions on the ability of the Company and its subsidiaries to obtain additional sources of capital and may affect the Company's liquidity. These restrictions include restrictions on the sale of assets, restrictions on the incurrence of additional indebtedness and restrictions on the issuance of preferred stock.

        Due to the adverse weather conditions experienced by the Company and the Parent during its second fiscal quarter of 1999 and their resulting impact on the Company's cash flows, the Company is taking the following steps in order to improve cash flows for the remainder of fiscal 1999 and fiscal 2000: (a) the sale of some of the Company's non-strategic assets (assets deemed by management not to be significant to skiing and other resort activities or to real estate development plans), (b) a reduction of capital expenditures for the remainder of fiscal 1999 and fiscal 2000, and (c) a reduction of the operating expenditures of the Company and its subsidiaries. The Company's ability to meet its short term liquidity requirements is largely dependent upon the successful implementation of its plan to sell certain non-strategic assets and reduce short term operating costs. There can be no assurance that the Company will continue to be able to sell such assets and reduce costs or that the resulting proceeds and cost savings will be sufficient to allow the Company to meet its short term liquidity needs.

        The Parent has engaged Donaldson, Lufkin & Jenrette Securities Corporation and ING Barings to explore strategic alternatives for the Parent and the Company, which may include the raising of equity and/or possible business combinations to reduce the Company's leverage, increase liquidity, and better position the Company to executing its growth plan. There can be no assurance that the Parent will be able to consummate such a transaction.

         The Parent's President, Chief Executive Officer and majority shareholder (the "Majority Shareholder") is the obligor under a margin loan (the "Margin Loan") with ING (U.S.) Capital Corporation. The Margin Loan has two different maintenance bases: (i) one which requires that the aggregate market value of the collateral be at a certain level in order to take additional advances under the arrangement to make interest payments (the "Advance Base") and (ii) one which requires that the aggregate market value of the collateral be at a certain level in order to avoid a default under the terms of the Margin Loan (the "Minimum Base"). The Margin Loan is collateralized by the Majority Shareholder's 833,333 shares of the Parent's Common Stock and 14,760,530 shares of the Parent's Class A Common Stock. At any time that the aggregate market value of the collateral is below the Minimum Base, the Majority Shareholder is required to either pay down the balance of the Margin Loan or to pledge additional collateral. Neither, the Company nor the Parent are liable for nor do any of its assets collateralize the Margin Loan. However, a default under the Margin Loan that is not cured within the applicable grace period could result in a realization by ING of some or all of the Majority Shareholder's shares of the Parent's Common and Class A Common Stock which could result in a change in control of the Company. A change in control of the Company could cause a default under one or more of the Company's major credit facilities, which would likely be material and adverse to the Company, and could also limit the annual utilization of the Company's current net operating losses for income taxes under section 382 of the Internal Revenue Code.

         On March 3, 1999, as additional security for the Margin Loan, the Majority Shareholder pledged to ING a promissory note from one of the Company's subsidiaries to the Majority Shareholder. The balance of the note as of April 25, 1999 was $1.8 million. The note was established in order to cover certain income tax liabilities generated when the Company's subsidiary (which at the time was wholly owned by the Majority Shareholder) converted from an S Corporation to a C Corporation as defined by the Internal Revenue Code. The pledge of the note was required to enable the Majority Shareholder to obtain an interest advance under the Margin Loan without violating the Advance Base maintenance base.

During the last two weeks of April 1999 there were three separate days when the Maintenance Base of the Margin Loan was below the required minimum collateral base. ING waived this violation with the understanding that the Majority Shareholder would develop a plan to reduce the outstanding balance on the Margin Loan.

         The Majority Shareholder has indicated to management of the company that he has both the means and the intent to pay down and/or further collateralize the Margin Loan as necessary to prevent a default under such loan. The Company can provide no assurances that the Majority Shareholder will prevent a default.

     Real Estate Liquidity: Funding of working capital for Resort Properties is provided through: (1) revenue from real estate sales and related operations, (2) proceeds from a term loan facility between BankBoston and Resort Properties, established January 8, 1999, in the maximum principal amount of $58 million (the "Resort Properties Term Facility"), and (3) project-specific construction loans.

     The Resort Properties Term Facility bears interest at a variable rate equal to BankBoston's base rate plus 8.25%, or a current rate of 16% per annum (payable monthly in arrears), and matures on June 30, 2001. As of June 1, 1999, $50.8 million was outstanding under the Resort Properties Term Facility. The Resort Properties Term Facility is collateralized by security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including GSRP). As of April 25, 1999, the book value of the total assets that collateralized the Resort Properties Term Facilitity, and are included in the accompanying condensed consolidated balance sheet, was approximately $194.2 million. The Resort Properties Term Facility is non-recourse to the Company and its resort operating subsidiaries.

         In conjunction with the Resort Properties Term Facility, Resort Properties entered into a syndication letter with BankBoston (the "Syndication Letter") pursuant to which BankBoston agreed to syndicate up to $43 million of the Resort Properties Term Facility. Under the terms of the Syndication Letter, one or more of the terms of the Resort Properties Term Facility (excepting certain terms such as the maturity date and commitment fee) may be altered depending on the requirements for syndication of the facility. However, no alteration of the terms of the facility may occur without the consent of Resort Properties. Although Resort Properties expects the terms of the Resort Properties Term Facility to remain substantially similar to those discussed above, one or more of such terms could be altered in order to syndicate the facility, and such alterations could be material and adverse to the Company. The Syndication Letter also provides that, in the event that BankBoston is unable to syndicate at least $33 million of the Resort Properties Term Facility on or before July 9, 1999, then BankBoston may, at its option, require repayment of the outstanding balance of the facility within 120 days of its request for repayment by Resort Properties. As of June 1, 1999, BankBoston had not syndicated any portion of the Resort Properties Term Facility. BankBoston has not indicated to the Company whether it intends to require repayment pursuant to the foregoing terms if the Resort Properties Term Facility is not syndicated. If BankBoston were to require repayment, there can be no assurance that the Company could secure replacement financing for the Resort Properties Term Facility. The failure to secure replacement financing on terms similar to those existing under the Resort Properties Term Facility could result in a material adverse effect on the liquidity of Resort Properties and its subsidiaries, including GSRP, and could also result in a default under the Indenture and the Senior Credit Facility.

         The Company runs substantially all of its real estate development through single purpose subsidiaries, each of which is a wholly-owned subsidiary of Resort Properties. In its fourth fiscal quarter of 1998, the Company commenced construction on three new hotel projects (two at The Canyons in Utah and one at Steamboat in Colorado). Two of these new hotel projects are Grand Summit Hotels which are being constructed by GSRP. The Grand Summit Hotel at The Canyons is being financed through a construction loan facility among GSRP and various lenders, including TFC Textron Financial, the syndication agent and administrative agent, which closed on September 25, 1998 (the "Textron Facility"). The Company's other Grand Summit Hotel is being constructed at the Company's Steamboat resort in Colorado. The project was initially planned to be financed through the Textron Facility. In early March, 1999, Textron advised GSRP that it was having difficulties syndicating the Steamboat portion of the Textron Facility. On March 8, 1999, GSRP released Textron from any further obligation to syndicate the Steamboat portion of the Textron Facility.

     On April 8, 1999, Textron renewed its commitment to fund the initial $12 million in construction draws on the Steamboat portion of the Textron Facility. The amendment to the Textron Facility further modified the loan to provide for a total syndication requirement of $105 million, in order for the Textron Facility to be considered "fully funded". In addition, in order to facilitate syndication, the interest rate of the Textron Facility was changed from prime plus 1.5% per annum to prime plus 2.5% per annum. Also on April 8, 1999, Resort Properties and BankBoston amended the Resort Properties Term Facility to provide that BankBoston would not declare a default under the Resort Properties Term Facility, due to the Textron Facility not being fully syndicated, until July 8, 1999, so long as Textron continued to fund the Steamboat portion of the Textron Facility. During the period from April 8, 1999 through July 8, 1999, Textron, BankBoston and Resort Properties agreed to coordinate their efforts to syndicate the balance of the Textron Facility. On June 1, 1999, Textron notified Resort Properties that it had received written commitments for the syndication of an additional $40 million of the Textron Facility, and which, following execution of documentation adding those additional lenders to the Textron Facility, will bring the total syndicated amount of the Textron Facility to $110 million and cause the Textron Facility to be fully funded. Upon closing of the $40 million in syndication commitments, the proceeds of the Textron Facility will consequently be available to fund the expected remaining project costs of the hotels at both The Canyons and Steamboat.

         As of June 1, 1999, the amount outstanding under the Textron Facility was $44.2 million. The Textron Facility matures on September 24, 2002. The principal of the Textron Facility is payable incrementally as quartershare sales are closed at the rate of 80% of the net proceeds of each closing. The Textron

Facility is collateralized by mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River and Attitash Bear Peak), and is subject to covenants, representations and warranties customary for this type of construction facility. The Textron Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of GSRP, $64.5 million as of April 25, 1999, which comprise substantial assets of the Company).

         The remaining hotel project commenced by the Company in 1998, the Sundial Lodge project at The Canyons, is being financed through a construction loan facility between Canyons Resort Properties, Inc., (a wholly-owned subsidiary of Resort Properties) and KeyBank, N.A. (the "Key Facility"). The Key Facility has a maximum principal amount of $29 million, bears interest at a rate of prime plus 1/4% per annum (payable monthly in arrears), and matures on June 30, 2000. Additional costs (approximately $8 million) for the Sundial Lodge project have been financed through proceeds of the Resort Properties Term Facility, which have been loaned on an intercompany basis by Resort Properties to Canyons Resort Properties, Inc.. The Key Facility closed on December 19, 1998. The Company began drawing under the Key Facility in late April of 1999, following completion of the required equity contribution (approximately $8 million) of the Company in the Sundial Lodge project. The Company had no advances outstanding under the Key Facility as of April 25, 1999, but subsequent to the end of the quarter the Company has drawn $3.9 million from this facility. The Key Facility is collateralized by a mortgage and security interest in the Sundial Lodge project, a $5.8 million payment guaranty of Resort Properties, and a full completion guaranty of Resort Properties. The Key Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of Resort Properties and its subsidiaries). As of April 25, 1999, the book value of the total assets that collateralized the Real Estate Facilities, and are included in the accompanying condensed consolidated balance sheet, were approximately $194.2 million.

         Long-Term. The Company's primary long-term liquidity needs are to fund skiing related capital improvements at certain of its resorts and development of its slopeside real estate. The Company has invested over $85 million in skiing related facilities in fiscal years 1997 and 1998 combined. As a result, the Company expects its resort capital programs for the next several fiscal years to be more limited in size. The fiscal 1999 resort capital program is expected to total approximately $30 million, substantially all of which was expended or fully committed prior to April 25, 1999. The fiscal 2000 resort capital program is estimated at between $7 million and $11 million.

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

         The Company's business plan anticipates the development of both Grand Summit hotels and condominium hotels at several resorts, and resort villages at Sunday River, Killington, The Canyons, Steamboat and Heavenly. The timing and extent of these projects are subject to local and state permitting requirements which may be beyond the Company's control, as well as to the Company's cash flow requirements and availability of external capital. Substantially all of the Company's real estate development is undertaken through the Company's real estate development subsidiary, Resort Properties. Recourse on indebtedness incurred to finance this real estate development is limited to Resort Properties and/or its subsidiaries (including GSRP). Such indebtedness is generally collateralized by the projects financed under the particular indebtedness which, in some cases, constitutes a significant portion of the assets of the Company. As of April 25, 1999, the total assets that collateralized this debt, and are included in the condensed consolidated balance sheet, totaled approximately $194.2 million. Resort Properties' seven existing development projects are currently being funded by the Resort Properties Term Facility, the Textron Facility and the Key Facility.

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


                        Changes in Results of Operations

                              Third Quarter of Fiscal 1999 compared to the Third
Quarter of Fiscal 1998.

1. Resort revenues. Resort revenues increased $8.1 million, or 9.7%, from $83.1 million for the three months ended April 26, 1998 to $91.2 million for the three months ended April 25, 1999. The majority of the increase is attributable to the following: i) a $1.5 million, or 2.0% increase in lift ticket revenue due to higher yields on lower skier visits; ii) a $1.8 million, or 9.9% increase in food and beverage revenues associated with additional outlets; iii) a $0.7 million, or 4.6% increase in skier development associated with the establishment of a new skier development program which included the opening of four new Perfect Turn Discovery Centers; iv) a $1.8 million, or 14.8% increase in lodging and property revenue associated with the opening of two new hotels and v) a $2.5 million, or 316.0% increase in sponsorship marketing revenue due to increased sponsorship agreements and increased funds received from existing sponsors.

2. Real estate revenues. Real estate revenues decreased $31.2 million, or 78.0%, from $40.0 million for the three months ended April 26, 1998 to $8.8 million for the three months ended April 25, 1999. The majority of this decrease is attributable to substantial revenues recognized in fiscal 1998 from closings of pre-sold quartershare units at the Company's Grand Summit Hotels at Killington and Mt. Snow, and the absence of new real estate inventory for fiscal 1999. These two projects were completed during the third fiscal quarter of 1998, at which time the company realized approximately $28.1 million in sales revenue. The Jordan Grand Hotel was completed during the second quarter of fiscal 1998 and generated revenue of $7.9 million during the third quarter of 1998. During the third fiscal quarter of 1999, the Company realized $7.7 million in on-going sales of quartershare units at all three hotels.

3. Cost of resort operations. Cost of resort operations increased $5.7 million, or 13.5%, from $42.3 million for the three months ended April 26, 1998 to $48.0 million for the three months ended April 25, 1999. The majority of this increase is due to: i) $1.4 million in additional snowmaking costs due to the lack of natural snow across all resorts; ii) $0.5 million in additional costs associated with increased food and beverage outlets; iii) $0.3 million in skier development costs associated with the establishment of a new skier development program which included the opening of four new Perfect Turn Discovery Centers; iv) $1.4 million in lodging costs associated with the opening of two new hotels and v) $0.2 million in property taxes due to increased tax rates in Vermont.

4. Cost of real estate operations. Cost of real estate operations decreased $20.2 million, or 73.7%, from $27.4 million for the three months ended April 26, 1998 to $7.2 million for the three months ended April 25, 1999. This decrease is attributable to substantial cost recognized in the third quarter of 1998 from the closings of pre-sold quartershare units at the Company's Grand Summit Hotels at Killington and Mt. Snow. These projects were completed in the third quarter of 1998, at which time the Company realized costs of approximately $16.9 million. The Jordan Grand Hotel was completed in the second quarter of fiscal 1998, during the third quarter of 1998 realized costs totaled $4.1 million. The cost associated with the on-going sales of quartershare units all three of these hotels in the third quarter of 1999 totaled $4.1 million.

5. Marketing, general and administrative. Marketing, general and administrative expense increased $1.5 million, or 25.9%, from $5.8 million for the three months ended April 26, 1998 to $7.3 million for the three months ended April 25, 1999. This increase is primarily attributable to a planned increase in marketing of $0.8 million at all of the resorts and an increase of $0.2 million in marketing costs related to the Company's two new hotels.

6. Depreciation and amortization. Depreciation and amortization increased $0.8 million or 7.9%, from $10.1 million for the three months ended April 26, 1998 to $10.9 million for the three months ended April 25, 1999, primarily due to additional depreciation expense related to the Company's recent capital improvements. This increase was slightly offset by the change in the estimated useful lives of certain of the Company's ski-related assets, which decreased depreciation expense by $0.3 million compared to the second fiscal quarter of 1998. See Note 1 to the Company's financial statements-Change in Accounting Estimate.

7. Interest expense. Interest expense increased $2.0 million, or 34.5%, from $5.8 million for the three months ended April 26, 1998 to $7.8 million for the three months ended April 25, 1999. The increase is due to increased debt levels associated with financing the Company's recent capital improvements and real estate development projects.

8. Provision for income taxes. Provision for income taxes decreased $4.6 million, or 37.4%, from $12.3 million for the three months ended April 26, 1998 to $7.7 million for the three months ended April 25, 1999. The decrease is primarily attributable to a reduction in the Company's pre-tax income for the three months ended April 25, 1999 as compared to the three months ended April 26, 1998.

     First Nine months of Fiscal 1999 compared to the First Nine Months of Fiscal 1998.

1. Resort revenues. Resort revenues increased $3.6 million, or 2.2%, from $166.7 million for the nine months ended April 26, 1998 to $170.3 million for the nine months ended April 25, 1999. The majority of this increase is attributable to:
i) a $3.0 million, or 9.3% increase in food and beverage revenues associated with additional outlets; ii) a $0.5 million, or 2.4%increase in skier development revenue associated with the establishment of a new skier development program which included the opening of four new Perfect Turn Discovery Centers and iii) $3.9 million, or 16.2% increase in lodging revenue associated with the opening of three new hotels. These increases were offset slightly by a decrease in lift ticket revenue of $3.6 million, or 2.6% due mainly to a decrease in skier visits as a result of the lack of natural snow fall during the early part of the ski season.

2. Real estate revenues. Real estate revenues decreased $29.3 million, or 60.2%, from $48.7 million for the nine months ended April 26, 1998 to $19.4 million for the nine months ended April 25, 1999. The majority of this decrease is attributable to substantial revenues recognized in fiscal 1998 from closings of pre-sold quartershare units at the Company's Grand Summit Hotels at Killington, Mt. Snow and Sunday River. These projects were completed during the second and third fiscal quarters of 1998, at which time the Company realized approximately $42.4 million in sales revenue for the nine months ended April 26, 1998. For the nine months ended April 25, 1999 the Company realized $14.2 million in on-going sales of quartershare units.

3. Cost of resort operations. Cost of resort operations increased $8.2 million, or 7.9%, from $103.6 million for the nine months ended April 26, 1998 to $111.8 million for the nine months ended April 25, 1999. The majority of the increase is attributable to: i) a $4.8 million increase in lodging costs associated with the operation of three new hotels; ii) a $0.6 million increase associated with the establishment of a new skier development program which included the opening of four new Perfect Turn Discovery Centers; iii) a $2.8 million increase in food and beverage and retail costs associated with increased outlets and iv) a $0.7 million increase in snowmaking costs due to the lack of natural snow across all resorts.

4. Cost of real estate operations. Cost of real estate operations decreased $14.6 million, or 43.3%, from $33.7 million for the nine months ended April 26, 1998 to $19.1 million for the nine months ended April 25, 1999. This decrease is attributable to the substantial cost recognized in the third quarter of 1998 from closings of pre-sold quartershare units at the company's Grand Summit

Hotels at Killington, Mt. Snow and Sunday River. These projects were completed in the second and third quarters of 1998. The costs associated with the revenue realized for the nine months ended April 26, 1998 totaled $24.8. The costs associated with the on-going sales of these units in the third quarter of 1999 totaled $8.3 million. These differences are slightly offset by the write-off of $0.7 million in prepaid advertising and commission charges incurred in generating pre-sale contracts, some of which have subsequently expired, for a Grand Summit Hotel at the Company's Sugarbush resort. The timing of development of the Sugarbush project is expected to be re-evaluated by the Company during next year's skiing season. $0.8 million of expenses were incurred relating to the Company's unsuccessful $300 million bond offering which was undertaken to provide additional financing for the Company's real estate projects.

5. Marketing, general and administrative. Marketing, general and administrative expenses increased $1.8 million, or 9.4%, from $19.1 million for the nine months ended April 26, 1998 to $20.9 million for the nine months ended April 25, 1999. The increase can mainly be attributed to a planned increase in marketing at all the resorts and the marketing of the Company's three new hotels as well as severance payments and restructuring of management compensation at several of the resorts.

6. Stock compensation charge. Stock compensation charge decreased $3.3 million, or 100%. This charge was recognized during the nine months ended April 26, 1998 to reflect stock options granted to certain members of senior management in relation to the Company's Parent's initial public offering.

7. Depreciation and amortization. Depreciation and amortization increased $3.0 million, or 15.2%, from $19.7 million for the nine months ended April 26, 1998 to $22.7 for the nine months ended April 25, 1999, primarily due to additional depreciation on the Company's recent capital improvements. This increase is offset slightly by the change in the estimated useful lives of certain of the Company's ski-related assets , which decreased depreciation expense by $0.7 million compared to the first nine months of 1998. See Note 1 to the Company's financial statements - Change in Accounting Estimate.

8. Interest expense. Interest expense increased $3.1 million, or 16.3%, from $19.0 million for the nine months ended April 26, 1998 to $22.1 million for the nine months ended April 25, 1999.The increase is due to increased debt levels associated with financing the Company's recent capital improvements and real estate projects.

9. Benefit for income taxes. Benefit for income taxes decreased $9.1 million, from a provision of $6.8 million for the nine months ended April 26, 1998 to a benefit of $2.3 million for the nine months ended April 25, 1999. The decrease is primarily attributable to the increase in the Company's pre-tax loss for the nine months ended April 25, 1999 as compared to the nine months ended April 26, 1998, when the Company has pre-tax income.

Year 2000 disclosure

Background
         The "Year 2000 Problem" is the result of many existing computer programs and embedded chip technologies containing programming code in which calendar year data is abbreviated by using only two digits rather than four to refer to a year. As a result of this, some of these programs fail to operate or may not properly recognize a year that begins with "20" instead of "19". This may cause such software to recognize a date using "00" as the year 1900 rather than the year 2000. Even systems and equipment that are not typically thought of as computer-related often contain embedded hardware or software that may improperly understand dates beginning with the year 2000. Inability of systems to properly recognize the year 2000 could result in system failure or miscalculations causing disruptions to operations, including temporary inability to process transactions or engage in normal business activities.

         The Company has developed a Year 2000 task force with representation throughout the organization. The task force has developed a comprehensive strategy to systematically evaluate and update systems as appropriate. In some cases, no system changes are necessary or the changes have already been made. In all other cases, modifications are planned to prepare the Company's systems to be Year 2000 compliant by September 1999. The disclosure below addresses the Company's Year 2000 Project.

Company's state of readiness
         The Year 2000 Project is divided into three initiatives: (i) Information Technology ("IT") Systems, (ii) Non-IT Systems and (iii) related third party providers. The Company has identified the following phases with actual or estimated dates of completion: 1) identify an inventory of systems, (completed April 30, 1999), 2) gather certificates and warranties from providers, (completed April 30, 1999), 3) determine required actions and budgets, (completed April 30, 1999), 4) perform remediation and tests (expected to be completed by September 1, 1999) and 5) designing contingency and business continuation plans for each Company location (expected to be completed by June 30, 1999).

         The following is a summary of the different phases and progress to date for each initiative identified above:

         IT Systems: The Company has continuously updated or replaced older technology with more current technology. As the Company has acquired ski resorts, it updated certain technology at these resorts. The Company's main IT systems include an enterprise wide client server financial system, an enterprise-wide client server ticketing and direct to lift system, a mid-range enterprise-wide payroll system, various point of sale and property management systems, upgraded personal computers, wide area networking and local area networking. Phases 1 through 3 are complete and the remaining phases are currently on schedule. During phase 1 and 2, the Company noted that its Sugarloaf and Sugarbush resorts have not yet converted to Year 2000 compliant lodging systems. The Company expects to convert these two resorts to Year 2000 compliant systems by August 1, 1999. The Company has estimated that all deficiencies will be remedied by September 1, 1999, which is in accordance with the original timetable.

         Non-IT Systems: Internal non-IT systems are comprised of faxes, copiers, printers, postal systems, security systems, ski lifts, elevators and telecommunication systems. Phases 1 through 3 are complete. The Company has estimated that remediation will be completed by September 1, 1999, which is in accordance with the original timetable.

         Related third party providers: The Company has identified its major related third party providers as certain utility providers, employee benefit administrators and supply vendors. Phases 1 through 3 are complete. The Company has estimated that remediation will be completed by September 1, 1999, which is in accordance with the original timetable.

Actual and anticipated costs
         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $295,000. This estimate includes Information System conversions for Year 2000 compliant lodging systems at Sugarloaf and Sugarbush. The Company had planned to update these systems regardless of the Year 2000 issue to standardize systems within American Skiing Company resorts. The total amount expended on the Year 2000 Project through April 25, 1999 was $100,000. As of April 25, 1999, the estimated future costs of the Year 2000 Project are $195,000, of which approximately (1) $0 related to costs to modify software, hire internal personnel and hire outsourced Year 2000 solution providers and (2) $195,000 related to replacement costs of non-compliant IT systems. The anticipated costs related to non-IT systems is deemed by management to be immaterial.

Risks
         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with the implementation of new business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading:
"Forward-Looking Statements".

Contingency plans
         As of April 25, 1999, the Company had not completed the development of a contingency plan related to Year 2000. The Company expects to complete the contingency plan by June 30, 1999, 30 days behind the original schedule.

                           Forward-Looking Statements


         The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, uncertainty as to future financial results, substantial leverage of the Company, the capital intensive nature of development of the Company's ski resorts; rapid and substantial growth that could place a significant strain on the Company's management, employees and operations; uncertainties associated with fully syndicating the Resort Properties Term Facility, the Textron Facility and various capital leases; uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements; demand for and costs associated with real estate development; change in market conditions affecting the interval ownership industry; regulation of marketing and sales of the Company's quartershare interests; seasonality of resort revenues; fluctuations in operating results; the Company's ability to sell non-strategic assets to the extent planned; dependence on favorable weather conditions; the discretionary nature of consumers' spending for skiing and resort real estate; competition; regional and national economic conditions; laws and regulations relating to the Company's land use, development, environmental compliance and permitting obligations; renewal or extension terms of the Company's leases and United States Forest Service permits; industry competition; the adequacy of water supply; the ability of the Company to make its information technology assets and systems year 2000 compliant and the costs of any modifications necessary in that regard; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for fiscal year 1999 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.

                           Part II - Other Information

                                     Item 6
                        Exhibits and Reports on Form 8-K

a) Exhibits

         Included herewith is the Financial Data Schedule submitted as Exhibit 27 in accordance with Item 601(c) of Regulation S-K. Also included are the following material agreements entered into in the Company's third fiscal quarter of 1999.

Exhibit No.                Description
-----------                -----------

     1) First Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of April 5, 1999

     2) Forbearance Agreement date as of March 8, 1999, between American Skiing Company Resort Properties, Inc. and BankBoston, N.A., as Agent

     3) Amended and Restated Forbearance Agreement dated as of April 20, 1999 between American Skiing Company Resort Properties, Inc. and BankBoston, N.A., as Agent

b) Reports on Form 8-K

           The Company filed a Form 8-K on March 19, 1999, reporting the resignation of PriceWaterhouseCoopers, LLP as its independent accountants.

         The Company filed a Form 8-K on April 1, 1999, reporting the appointment of Arthur Andersen, LLP as its new independent accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 9, 1999                            /s/ Christopher E. Howard
----------------------------                   --------------------------------
                                                   Christopher E. Howard
                                                   Executive Vice President
                                                   (Duly Authorized Officer)


Date:  June 9, 1999                            /s/ Mark J. Miller
--------------------------------               -------------------------------
                                                   Mark J. Miller
                                                   Senior Vice President
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)